Form 10-Q
period 2021-03-31
Tribe Capital Growth Corp I
filed 2021-07-22
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

TRIBE CAPITAL GROWTH CORP I
(Exact name of registrant as specified in its charter)

Delaware	001-40167	85-3901431
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2700 19th Street San Francisco, CA		94110
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (619) 567-9955

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fourth of one Redeemable Warrant	ATVCU	The Nasdaq Capital Market LLC
Class A Common Stock, par value $0.0001 per share	ATVC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	ATVCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of July 22, 2021, there were 27,600,000 shares of Class A common stock and 6,900,000 shares of Class B common stock of the registrant issued and outstanding.

TRIBE CAPITAL GROWTH CORP I

QUARTERLY REPORT ON FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Information

TRIBE CAPITAL GROWTH CORP I

BALANCE SHEET

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$999,748	$—
Prepaid expenses and other current assets	$438,691	—
Deferred offering costs	$1,061	298,962
Total current assets	$1,439,500	298,962

Marketable securities held in Trust Account	276,000,000	—
Total Assets	$277,439,500	$298,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued offering costs	$—	$262,764
Accounts payable and accrued expenses	173,464	$—
Due to related party	38,252	12,500
Franchise tax payable	50,000	—
Total current liabilities	261,716	275,264
Deferred underwriting fee payable	9,660,000	—
Warranty liability	18,981,991	—
Total Liabilities	$28,903,707	275,264

Commitments

Class A common stock subject to possible redemption, 24,353,579 and 0 shares at $10.00 redemption value at March 31, 2021 and December 31, 2020, respectively	243,535,790	—

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 3,246,421 and 0 shares issued and outstanding (excluding 24,353,579 and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	324	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at both March 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	6,963,704	24,310
Accumulated deficit	(1,964,715)	(1,302)
Total Stockholders’ Equity	5,000,003	23,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,439,500	$298,962

The accompanying notes are an integral part of the financial statement.

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENTS OF OPERATIONS

For the three months
ended March 31, 2021
(Unaudited)
Formation and operating costs	$398,021
Loss from operations	(398,021)

Other income/(expense)
Unrealized loss on change in fair value of warrants	(659,945)
Transaction costs	(606,622)
Excess of fair value of Private Warrants	(298,825)
Total other expense	(1,565,392)
Net Loss	$(1,963,413)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption(1)	27,600,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, common stock	6,900,000
Basic and diluted net loss per share, common stock(2)	$(0.28)

(1)	Excludes an aggregate of 24,353,579 shares subject to possible redemption at March 31, 2021.
(2)	Excludes interest income attributable to shares subject to possible redemption.

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020 (Audited)	—	$—	6,900,000	$690	$24,310	$(1,302)	$23,698

Sale of 27,600,000 Units on March 9, 2021 net of warrant fair value	27,600,000	2,760	—	—	265,494,019	—	265,496,779

Offering costs	—	—	—	—	(15,021,271)	—	(15,021,271)

Net loss	—	—	—	—	—	(1,963,413)	(1,963,413)

The maximum number of redeemable shares	(24,353,579)	(2,436)	—	—	(243,533,354)	—	(243,535,790)

Balance as of March 31, 2021 (Unaudited)	3,246,421	$324	6,900,000	$690	$6,963,704	$(1,964,715)	$5,000,003

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENT OF CASH FLOWS

For the three months
ended March 31,
2021
Cash Flows from Operating Activities:
Net loss	$(1,963,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Excess of fair value of Private Warrants	298,825
Change in fair value of warrant liabilities	659,945
Transaction costs	606,622
Changes in operating assets and liabilities
Prepaid assets	(438,691)
Due from Sponsor	(1,061)
Taxes payable	50,000
Due to related party	25,752
Accounts payable and accrued expenses	209,662
Net cash used in operating activities	(552,359)

Cash flows from investing activities:
Investments and marketable securities held in Trust	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of offering costs	275,552,107
Proceeds from issuance of Private Warrants	7,520,000
Payment of underwriter discount	(5,520,000)
Net cash provided by financing activities	277,552,107

Net Change in Cash	999,748
Cash, beginning of the period	—
Cash, end of period	$999,748

Supplemental Disclosure of Non-cash Operating and Financing Activities:
Warrant liability	$18,322,046
Class A ordinary shares subject to possible redemption	$243,535,790
Deferred underwriters’ discount payable charged to additional paid in capital	$14,000,000

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

March 31, 2021

Note 1 — Organization and Business Operations

Tribe Capital Growth Corp I (the “Company”) is a blank check company incorporated as a Delaware corporation on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and it has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with the Company.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 31, 2020 through March 31, 2021 relates to the Company’s formation and the initial public offering described below (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Tribe Arrow Holdings I, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on March 4, 2021 (the “Effective Date”). On March 9, 2021, the Company consummated the IPO of 27,600,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,013,333 warrants (the “Private Warrants”) to the Sponsor and Cantor Fitzgerald & Co., at a price of $1.50 per Private Warrant, generating gross proceeds of $7,520,000, which is discussed in Note 4. Each warrant (including the Private Warrants and the warrants included as part of the Units) entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Transaction costs for the IPO amounted to $15,627,893 consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $447,893 of other offering costs. Of the transaction costs, $606,622 is included in transaction costs on the statement of operations and $15,021,271 is included in equity.

Following the closing of the IPO on March 9, 2021, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including the proceeds from the sale of the Private Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, the proceeds from the IPO and the sale of the Private Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially approximately $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any Founder Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share, due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

Liquidity and Capital Resources

The Company’s liquidity needs up to March 9, 2021 (the date of the IPO) had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor for $300,000 (see Note 5). The promissory note from the Sponsor was fully repaid on March 9, 2021, in the amount of $300,000. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). At March 31, 2021, there was $38,252 outstanding under the Working Capital Loans.

The Company consummated its IPO on March 9, 2021. As of March 31, 2021, the Company had approximately $1.0 million in its operating bank account, and working capital of approximately $1.2 million.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Revision of Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled "Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs")" (the "SEC Statement"). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the "Warrant Agreement"). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 6,900,000 public warrants that were included in the Units issued by the Company in its IPO and (ii) the 5,013,333 Private Warrants (see Note 4, Note 5 and Note 8). The Company previously accounted for the public warrants and the Private Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Company’s balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.  In the Company’s 8-K dated March 15, 2021 the Company reported the value of the warrants in equity.

After consultation with the Company's independent registered public accounting firm, the Company's management and the audit committee of the Company's Board of Directors concluded that it is appropriate to revise the accounting of the Company’s public warrants and the Private Warrants.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

The following tables summarize the effect had the financial statements been restated on each financial statement line item as of the date indicated:

	As Previously
	Reported	Adjustment	As restated
Balance Sheet at March 9, 2021
Warrant liability	$—	$18,322,046	$18,322,046
Total Liabilities	10,412,720	18,322,046	28,734,766
Class A common stock subject to possible redemption,	262,680,960	(18,322,050)	244,358,910
Class A common stock	133	183	316
Additional paid-in capital	5,002,908	918,674	5,921,582
Accumulated deficit	(3,728)	(918,853)	(922,581)
Total Stockholders’ Equity	$5,000,003	4	5,000,007

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus related to the IPO dated March 4, 2021 and filed with the SEC on March 8, 2021, which contains the Company’s December 31, 2020 audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.0 million in cash and did not have any cash equivalents as of March 31, 2021.

Cash Held in Trust Account

At March 9, 2021, the Company had $276,000,000 in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted net loss per share of common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of net income per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of loss per share of common stock. Net income per share of Class A common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of shares of redeemable Class A Common Stock outstanding since original issuance. Net loss per share of common stock, basic and diluted, for non-redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of shares of non-redeemable Class A and Class B Common Stock outstanding for the periods. Non-redeemable Class B Common Stock includes the Founder Shares as such shares of common stock does not have any redemption features and does not participate in the income earned on the Trust Account.

For the three months ended
March 31, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Accretion of interest income on cash held in trust	$0
Less: interest available to be withdrawn for payment of taxes	(0)
Net income allocable to Class A common stock subject to possible redemption	$—
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	27,600,000
Basic and Diluted net income per share, Redeemable Class A Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(1,963,413)
Redeemable Net Earnings	0
Non-Redeemable Net Loss	$(1,963,413)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	6,900,000
Basic and diluted net loss per share, common stock	$(0.28)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of March 31, 2021, offering costs totaling $15,627,893 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $447,893 of other offering costs) were recognized with $606,622, which was allocated to the public warrants and Private Warrants and included in the statement of operations, and $15,627,893 included in stockholders’ equity.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be immaterial as of March 31, 2021.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 9, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the period from December 31, 2020 through March 31, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 — Initial Public Offering

On March 9, 2021, the Company sold 27,600,000 units, which includes 3,600,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $276,000,000. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, March 9, 2021, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 7).

The Company paid an underwriting fee at the closing of the IPO of $5,520,000. As of March 9, 2021, an additional fee of $9,660,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

Warrants — Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company's board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company's Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”); and
●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

If and when the warrants become redeemable by the Company for cash, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and Cantor purchased an aggregate of 5,013,333 Private Warrants at a price of $1.50 per Private Warrant, for an aggregate purchase price of $7,520,000, in a private placement. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.  If the Company does not complete a Business Combination within the Combination Period, the Private Warrants will expire worthless.

The Private Warrants are identical to the public warrants included as part of the Units sold in the IPO except that they will be non-redeemable and exercisable on a cashless basis for as long as the Private Warrants are held by the Sponsor or Cantor Fitzgerald & Co. (“Cantor”) the representative of the underwriters or its permitted transferees. Additionally, for so long as the Private Warrants are held by Cantor or its designees or affiliates, they may not be exercised after five years from the commencement of sales of the IPO.

Note 6 — Related Party Transactions

Founder Shares

In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B common stock, par value $0.0001 (the “Founder Shares”). In February 2021, the Company effected a stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares (up to an aggregate of 900,000 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). All shares and associated amounts have been retroactively restated to reflect the stock dividend. As a result of the underwriters’ election to fully exercise their over-allotment option, the 900,000 shares were no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of its stockholders having the right to exchange their Class A common stock for cash, securities or other property (the “lock-up”). Notwithstanding the foregoing, if the closing price of the Company's Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the Proposed Public Offering. The loan was to be repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of March 9, 2021, the Company had fully repaid the balance of the promissory note.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of March 31, 2021, the Company had $38,252 in borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the shares of Class A common stock underlying such Private Warrants and (iii) Private Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement to be signed prior to or on the Effective Date. The holders of these securities are entitled to make up to three demands, excluding Form S-3 demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred underwriting discount of 3.5% ($9,660,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Note 8 — Stockholder’s Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. At both March 31, 2021 and December 31, 2020, there were 3,246,421 shares of Class A common stock outstanding excluding 24,353,579 and 0 shares, respectively, of Class A common stock subject to possible redemption.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

Class B Common Stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both March 31, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock outstanding.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company's amended and restated certificate of incorporation, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company's shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

The Class B common stock will automatically convert into Class A common stock upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (i) any shares of Class A common stock redeemed by public stockholders in connection with the initial Business Combination and (ii) any Class A common stock or equity-linked securities exercisable for or convertible into Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 9 —Recurring Fair Value Measurements

Investment Held in Trust Account

As of March 31, 2021, the investments in the Company’s Trust Account consisted of $276,000,000 in cash.

Fair values of its investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At March 31, 2021, the Company’s warrants liability was valued at $18,981,991. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

All of the Company’s permitted investments consist of cash. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair values of the Private Placement and Public

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

Warrant liabilities are classified within Level 3 of the fair value hierarchy. For the period ending March 31, 2021 there were to transfers into or out of Level 1, Level 2 or Level 3 classification.

The following table presents fair value information as of March 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account –
U.S. Treasury Bills	0	$276,000,000	$—	$—
Liabilities:
Private Warrants	—	—	—	8,092,670
Public Warrants	1	—	—	10,889,321

Measurement

The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the  IPO. On March 31, 2021 the fair value was remeasured. For both periods, neither the public warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-fourth of one public warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement and at March 31, 2021:

	March 9, 2021 (Initial
Input	Measurement)	March 31, 2021
Risk-free interest rate	1.09%	1.22%
Expected term (years)	6.31	6.25
Expected volatility	24.3%	24.4%
Exercise price	$11.50	$11.50

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE FINANCIAL STATEMENT

MARCH 31, 2021

The change in the fair value of the warrant liabilities for the period ended March 31, 2021 is summarized as follows:

Fair value at issuance March 9 2021	$18,322,046
Change in fair value	659,945
Fair Value at March 31, 2021	$18,981,991

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tribe Capital Growth Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tribe Arrow Holdings I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (“Business Combination”). We have not selected any specific target for our initial Business Combination and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any target with respect to an initial Business Combination with us. The registration statement for the Company’s initial public offering was declared effective by the U.S. Securities and Exchange Commission on March 4, 2021. On March 9, 2021, the Company consummated the IPO of 27,600,000 units, including 3,600,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full, for total gross proceeds of $276,000,000. Each unit consists of one share of class A common stock of the Company, par value $0.0001 per share, and one-fourth of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of class A common stock for $11.50 per share. The units were sold at a price of $10.00 per Unit.

On March 9, 2021, simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 5,013,333 warrants to the Sponsor and Cantor Fitzgerald & Co. at a purchase price of $1.50 per Private Warrant, generating gross proceeds to the Company of $7,520,000.

A total of $276,000,000, comprised of $268,480,000 of the proceeds from the IPO (which amount includes $9,660,000 of the underwriters’ deferred discount) and $7,520,000 of the proceeds of the sale of the Private Warrants, was placed in a U.S.-based trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Results of Operations

We have neither engaged in any operations not generated any revenues to date. Our only activities from November 5, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for our initial Business Combination. We generate non-operating income in the form of cash and cash equivalents, and interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial report, accounting and auditing compliance), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had a net loss of approximately $2.0 million, which consisted of approximately $0.4 million of formation and operating costs, $0.7 million of unrealized loss on change in fair value of warrants, $0.6 million in transaction costs, and $0.3 million in excess fair value of Private Warrants.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.0 million in its operating bank account, and working capital of approximately $1.2 million. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or its affiliates, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we may become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as described in Item 303(b) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on November 5, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of our IPO held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Prospectus and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in the final prospectus related to our initial public offering (the “Prospectus”) and our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 5,013,333 private placement warrants to the Sponsor and Cantor Fitzgerald & Co. at a purchase price of $1.50 per private placement warrant. The sale of the private placement warrants generated gross proceeds to the Company of $7,520,000. The private placement warrants are identical to the warrants sold as part of the units in our IPO, except as otherwise disclosed in the Prospectus. No underwriting discounts or commissions were paid with respect to such sale. The issuance and sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On March 9, 2021, the Company consummated its initial public offering of 27,600,000 units, including 3,600,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each Unit consists of one share of Class A Common Stock and one-fourth of one Warrant, with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $276,000,000.

On March 9, 2021, simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 5,013,333 private placement warrants to the Sponsor and Cantor Fitzgerald & Co. at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,520,000.

A total of $276,000,000, comprised of $268,480,000 of the proceeds from the IPO (which amount includes $9,660,000 of the underwriters’ deferred discount) and $7,520,000 of the proceeds of the sale of the Private Placement Warrants, was placed in the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of the proceeds from the IPO and the sale of the Private Placement Warrants as is described in the Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1).

4.1	Warrant Agreement, dated March 4, 2021, by and between the Company and Continental, as warrant agent (1).

10.1	Letter Agreement, dated March 4, 2021, by and among the Company, its officers, its directors and the Sponsor (1).

10.2	Investment Management Trust Agreement, dated March 4, 2021, by and between the Company and Continental, as trustee (1).

10.3	Registration Rights Agreement, dated March 4, 2021, by and among the Company, the Sponsor and Cantor Fitzgerald & Co (1).

10.4	Administrative Support Agreement, dated March 4, 2021, by and between the Company and Tribe Capital Management LLC (1).

10.5	Sponsor Warrant Purchase Agreement, dated March 4, 2021, by and between the Company and the Sponsor (1).

10.6	Representative Warrant Purchase Agreement, dated March 4, 2021, by and between the Company and Cantor Fitzgerald & Co.(1).

10.7	PIPE Commitment Agreement, dated March 4, 2021, by and between the Company and Arrow Capital (1).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBE CAPITAL GROWTH CORP I

Date: July 22, 2021	By:	/s/ Arjun Sethi
Arjun Sethi
Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2021	By:	/s/ Omar Chohan
Omar Chohan
Chief Financial Officer
(Principal Financial and Accounting Officer)