Form 10-Q
period 2021-06-30
Tribe Capital Growth Corp I
filed 2021-08-16
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 16, 2021, there were 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TRIBE CAPITAL GROWTH CORP I

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Information

TRIBE CAPITAL GROWTH CORP I

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$692,979	$—
Due from Sponsor	1,068
Prepaid expenses and other current assets	320,607	—
Deferred offering costs	—	298,962
Total current assets	1,014,654	298,962

Marketable securities held in Trust Account	276,004,310	—
Total Assets	$277,018,964	$298,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued offering costs	$—	$262,764
Accounts payable and accrued expenses	63,851	—
Due to related party	68,252	12,500
Franchise tax payable	100,000	—
Total current liabilities	232,103	275,264
Deferred underwriting fee payable	9,660,000	—
Warranty liability	18,752,132	—
Total Liabilities	$28,644,235	275,264

Commitments

Class A common stock subject to possible redemption, 24,337,472 and 0 shares at $10.00 redemption value at June 30, 2021 and December 31, 2020, respectively	243,374,720	—

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 3,262,528 and 0 shares issued and outstanding (excluding 24,337,472 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	326	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at both June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	7,124,772	24,310
Accumulated deficit	(2,125,779)	(1,302)
Total Stockholders’ Equity	5,000,009	23,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,018,964	$298,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the six months ended	For the three months ended
	June 30, 2021	June 30, 2021
Formation and operating costs	$793,254	$395,233
Loss from operations	(793,254)	(395,233)

Other income (expense)
Interest income on marketable securities held in trust	4,310	4,310
Change in fair value of warrants	(430,086)	229,859
Transaction costs	(606,622)	—
Excess of fair value of Private Warrants	(298,825)	—
Total other expense	(1,331,223)	234,169
Net Loss	$(2,124,477)	$(161,064)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption(1)	15,436,872	24,353,579
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Class A common stock	8,694,067	10,146,421
Basic and diluted net loss per share,Class A common stock(2)	$(0.24)	$(0.02)

(1)	Excludes an aggregate of 24,337,472 shares subject to possible redemption at June 30, 2021.
(2)	Excludes interest income attributable to shares subject to possible redemption.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six Months Ended June 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020 (Audited)	—	$—	6,900,000	$690	$24,310	$(1,302)	$23,698

Sale of 27,600,000 Units on March 9, 2021 net of warrant fair value	27,600,000	2,760	—	—	265,494,019	—	265,496,779

Offering costs	—	—	—	—	(15,021,271)	—	(15,021,271)

Net Loss	—	—	—	—	—	(2,124,477)	(2,124,477)

Maximum number of redeemable shares	(24,337,472)	(2,434)	—	—	(243,372,286)	—	(243,374,720)

Balance as of June 30, 2021	3,262,528	$326	6,900,000	$690	$7,124,772	$(2,125,779)	$5,000,009

For the Three Months Ended June 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	3,246,421	$324	6,900,000	$690	$6,963,704	$(1,964,715)	$5,000,003
Net Loss	—	—	—	—	—	(161,064)	(161,064)
Maximum number of redeemable shares	16,107	2	—	—	161,068	—	161,070

Balance as of June 30, 2021	3,262,528	$326	6,900,000	$690	$7,124,772	$(2,125,779)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the six months
ended June 30,
2021
Cash Flows from Operating Activities:
Net loss	$(2,124,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Excess of fair value of Private Warrants	298,825
Change in fair value of warrant liabilities	430,086
Transaction costs	606,622
Interest earned on cash and Investments held in Trust Account	(4,310)
Changes in operating assets and liabilities
Prepaid assets	(320,607)
Due from Sponsor	(1,068)
Taxes payable	100,000
Due to related party	55,752
Accounts payable and accrued expenses	100,049
Net cash used in operating activities	(859,128)

Cash flows from investing activities:
Investments and marketable securities held in Trust	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of offering costs	275,552,107
Proceeds from issuance of Private Warrants	7,520,000
Payment of underwriter discount	(5,520,000)
Net cash provided by financing activities	277,552,107

Net Change in Cash	692,979
Cash, beginning of the period	—
Cash, end of period	$692,979

Supplemental Disclosure of Non-cash Operating and Financing Activities:
Initial classification of warrant liability	$18,023,221
Initial classification of Class A common stock subject to possible redemption	$262,680,960
Change in value of Class A common stock subject to possible redemption	$(19,306,240)
Deferred underwriters' commissions charged to additional paid-in capital	$9,660,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering described below (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants. The Company has selected December 31 as its fiscal year end.

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

Transaction costs for the IPO amounted to $15,627,893 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $447,893 of other offering costs ) were recognized, of which $606,622 was (i) allocated to the public warrants and Private Warrants and (ii) included in statement of operations, and $15,021,271 was charged directly to stockholders' equity

Following the closing of the IPO on March 9, 2021, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including the proceeds from the sale of the Private Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, the proceeds from the IPO and the sale of the Private Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially approximately $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters.

The shares of common stock subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

Liquidity and Capital Resources

The Company consummated its IPO on March 9, 2021. As of June 30, 2021, the Company had $692,979 in its operating bank account, and working capital of approximately $882,551, which excludes $100,000 of franchise taxes payable that will be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). At June 30, 2021, there was $68,252 outstanding under the Working Capital Loans.

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

In further consideration of the guidance in ASC 815-40, “Derivatives and Hedging; Contracts in Entity's Own Equity”, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Company’s balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.  In the Company’s 8-K dated March 15, 2021 the Company reported the value of the warrants in equity.

The Company's management and the audit committee of the Company's Board of Directors concluded that it is appropriate to revise the accounting for the Company’s public warrants and the Private Warrants.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

The following table summarizes the effect had the financial statements been restated on each financial statement line item as of the date indicated:

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus related to the IPO dated March 4, 2021 and filed with the SEC on March 8, 2021, which contains the Company’s December 31, 2020 audited financial statements and notes thereto. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $692,979 in cash and did not have any cash equivalents as of June 30, 2021. At December 31, 2020, the Company had no cash and cash equivalents.

Investments Held in Trust Account

Investments held in Trust Account are held in a money market fund and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted net loss per share of common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statements of operations include a presentation of net income per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of net loss per share of common stock. Net income per share of Class A common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of shares of redeemable Class A Common Stock outstanding since original issuance. Net loss per share of common stock, basic and diluted, for non-redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of shares of non-redeemable Class A and Class B Common Stock outstanding for the periods. Class B Common Stock includes the Founder Shares as such shares of common stock do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the six months ended	For the three months ended
	June 30, 2021	June 30, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Interest income on marketable securities held in trust	$3,801	$3,801
Less: interest available to be withdrawn for payment of taxes	(3,801)	(3,801)
Net income allocable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	15,436,872	24,353,579
Basic and Diluted net income per share, Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss less Redeemable Net Earnings
Net Loss	$(2,124,477)	$(161,064)
Redeemable Net Earnings	(3,801)	(3,801)
Non-Redeemable Net Loss	$(2,128,278)	$(164,865)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	8,694,067	10,146,421
Basic and diluted net loss per share, common stock	$(0.24)	$(0.02)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of June 30, 2021, offering costs totaling $15,627,893 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount,

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

and $447,893 of other offering costs) were recognized, of which $606,622 was (i) allocated to the public warrants and Private Warrants and (ii) included in the statement of operations, and $15,021,271 was charged directly to stockholders’ equity.

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

ASC 470-20, “Debt with Conversion and Other Options” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be immaterial as of June 30, 2021.

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

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the six months ended June 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt -- Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging --Contracts in Entity' Own Equity” (Subtopic 815-40): “Accounting for Convertible Instruments and Contracts in an Entity' Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

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

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

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

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

option of the lender. Such warrants would be identical to the Private Warrants. As of June 30, 2021, the Company had $68,252 in borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 respectively of administrative service fees, which are included in formation and operating costs on the condensed statement of operations.

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

Underwriting Agreement

The underwriters are entitled to a deferred underwriting discount of 3.5% (or $9,660,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Note 8 — Stockholder’s Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. At both June 30, 2021 and December 31, 2020, there were 3,262,528 shares and 0 shares of Class A common stock outstanding, respectively (excluding 24,337,472 and 0 shares, respectively, of Class A common stock subject to possible redemption.)

Class B Common Stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock outstanding.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company's amended and restated certificate of incorporation, or as required by applicable provisions of the Delaware General Corporation Law or applicable stock exchange rules, the affirmative vote of a majority of the Company's shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

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

Note 9 —Recurring Fair Value Measurements

At June 30, 2021, the Company’s warrant liability was valued at $18,752,132. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

All of the Company’s permitted investments are held in a money market fund. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. During the six months ending June 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification.

The following table presents fair value information as of June 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account –
Money Market Funds	$276,004,310	$—	$—
Liabilities:
Private Warrants	$—	—	$9,644,132
Public Warrants	$9,108,000	—	$—

Measurement

The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the  IPO. On June 30, 2021, the fair value was remeasured. For March 9, 2021, neither the Public Warrants nor the Private Placement Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Warrants. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at June 30, 2021. For June 30, 2021, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENT

June 30, 2021

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement and at June 30, 2021:

	March 9, 2021 (Initial
Input	Measurement)	June 30, 2021
Risk-free interest rate	1.09%	1.04%
Expected term (years)	6.31	6.00
Expected volatility	24.3%	25.6%
Exercise price	$11.50	$11.50

The change in the fair value of the warrant liabilities for the six months ended June 30, 2021 is summarized as follows:

Fair Value at January 1, 2021	$—
Issuance due to initial public offering	18,322,046
Public Warrants reclassified to level 1(1)	(9,108,000)
Change in fair value	430,086
Fair Value at June 30, 2021	$9,644,132

(1)	Assumes the Public Warrants were reclassified on June 30, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

A total of $276,000,000, comprised of $268,480,000 of the proceeds from the IPO  and $7,520,000 of the proceeds of the sale of the Private Warrants, was placed in a U.S.-based trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Transaction costs for the IPO amounted to $15,627,893 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $447,893 of other offering costs) were recognized, of which $606,622 was (i) allocated to the public warrants and Private Warrants and (ii) included in statement of operations, and $15,021,271 was charged directly to stockholders’ equity.

Results of Operations

We have neither engaged in any operations not generated any revenues to date. Our only activities from November 5, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for our initial Business Combination. We generate non-operating income in the form of cash and cash equivalents, and interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial report, accounting and auditing compliance), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the six months ended June 30, 2021, we had a net loss of approximately $2.0 million, which primarily consisted of approximately $0.8 million of formation and operating costs, $0.4 million of unrealized loss on change in fair value of warrants, $0.6 million in transaction costs, and $0.3 million in excess fair value of Private Placement Warrants.

For the three months ended June 30, 2021, we had a net loss of approximately $0.2 million, which primarily consisted of approximately $0.4 million of formation and operating costs partially set-off by $0.3 million of unrealized gain on change in fair value of warrants.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $692,979 in its operating bank account and working capital of approximately $882,551, which excludes $100,000 of franchise taxes payable that will be paid from interest earned on the Trust Account. On August 12, 2021, the Company and the Sponsor entered into a letter agreement pursuant to which the Sponsor agreed to loan to the Company, upon request by the Company, up to $1,141,000. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or its affiliates, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay any such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using quoted market prices.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as described in Item 303(b) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support as of June 30, 2021. We began incurring these fees on November 5, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of our IPO held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled "Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs")" (the "SEC Statement"). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the "Warrant Agreement"). As a result of the SEC Statement, we reevaluated the accounting treatment of (i) the 6,900,000 public warrants that were included in the Units issued by the Company in its IPO and (ii) the 5,013,333 Private Warrants (see Note 4, Note 5 and Note 8 to the condensed financial statements included in this Quarterly Report). We previously accounted for the public warrants and the Private Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity, we concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on our balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.  In our Current Report on Form 8-K dated March 15, 2021 we reported the value of the warrants in equity.

After discussion with our independent registered public accounting firm, our management and the audit committee of our Board of Directors, we concluded that it is appropriate to revise the accounting for our public warrants and the Private Warrants.

We have corrected the accounting for the warrants beginning in the March 31, 2021 Quarterly Report on Form 10-Q.

Evaluation of Disclosure Controls and Procedures

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

In connection with the revision of our March 15, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. This mistake in classification was brought to our attention only when the SEC issued the SEC Statement. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our IPO in March 2021 Due solely to the events that led to our revision, management has made changes in internal controls related to the accounting for warrants issued in connection with the IPO. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the three months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 12, 2021, the Company and the Sponsor entered into a letter agreement pursuant to which the Sponsor agreed to loan to the Company, upon request by the Company, up to $1,141,000.  Such loans will be non-interest bearing, unsecured and will be repaid upon the consummation of our initial business combination. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account established in connection with our IPO to repay such loaned amounts but no proceeds from such trust account will be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants issued to the Sponsor and Cantor on March 9, 2021 simultaneously with the closing of the IPO.

The summary of the letter agreement above is not, and does not purport to be, complete and is qualified in its entirety by reference to the full text of the form of such document, which has been filed as Exhibit 10.1 hereto.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1).

3.2	Bylaws (2).

4.1	Warrant Agreement, dated March 4, 2021, by and between the Company and Continental, as warrant agent (1).

10.1*	Letter Agreement between the Registrant and Tribe Arrow Holdings I LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2021.
(2)Previously filed as an exhibit to our Registration Statement on Form S-1 filed on January 25, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBE CAPITAL GROWTH CORP I

Date: August 16, 2021	By:	/s/ Arjun Sethi
Arjun Sethi
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Omar Chohan
Omar Chohan
Chief Financial Officer
(Principal Financial and Accounting Officer)