Form 10-Q
period 2021-09-30
Tribe Capital Growth Corp I
filed 2021-11-22
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

As of November 19, 2021, there were 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TRIBE CAPITAL GROWTH CORP I

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Information

TRIBE CAPITAL GROWTH CORP I

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$577,871	$—
Due from Sponsor	1,256
Prepaid expenses and other current assets	202,522	—
Deferred offering costs	—	298,962
Total current assets	781,649	298,962

Marketable securities held in Trust Account	276,009,983	—
Total Assets	$276,791,632	$298,962
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued offering costs	$—	$262,764
Accounts payable and accrued expenses	84,620	—
Due to related party	60,000	12,500
Franchise tax payable	150,000	—
Total current liabilities	294,620	275,264
Deferred underwriting fee payable	9,660,000	—
Warranty liability	11,700,310	—
Total Liabilities	$21,654,930	275,264

Commitments and Contingencies

Class A common stock subject to possible redemption, 27,600,000 and 0 shares at $10.00 redemption value at September 30, 2021 and December 31, 2020, respectively	276,000,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 and 0 shares issued and outstanding (excluding 27,600,000 and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at both September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(20,863,988)	(1,302)
Total Stockholders’ Equity (Deficit)	(20,863,298)	23,698
Total Liabilities, Class A Common Stock subject to possible redemption, and Stockholders’ Equity (Deficit)	$276,791,632	$298,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the nine months ended	For the three months ended
	September 30, 2021	September 30, 2021
Formation and operating costs	$1,088,776	$295,522
Loss from operations	(1,088,776)	(295,522)

Other income (expense)
Interest income on marketable securities held in Trust Account	9,983	5,673
Change in fair value of warrants	6,621,736	7,051,822
Transaction costs	(606,622)	—
Excess of fair value of Private Warrants	(298,825)	—
Total other income	5,726,272	7,057,495
Net income	$4,637,496	$6,761,973

Weighted average shares outstanding of Class A common stock subject to redemption	27,600,000	27,600,000
Basic and diluted net income per share, Class A common stock subject to redemption	$0.13	$0.20
Weighted average shares outstanding of Class B common stock	6,900,000	6,900,000
Basic and diluted net income per share, Class B common stock	$0.13	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Nine Months Ended September 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020 (Audited)	6,900,000	$690	$24,310	$(1,302)	$23,698
Accretion of shares of Class A common stock subject to possible redemption	—	—	(24,310)	(25,500,182)	(25,524,492)
Net income	—	—	—	4,637,496	4,637,496
Balance as of September 30, 2021	6,900,000	$690	$—	$(20,863,988)	$(20,863,298)

For the Three Months Ended September 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2021, (restated)	6,900,000	$690	$—	$(27,625,961)	$(27,625,271)
Net income	—	—	—	6,761,973	6,761,973
Balance as of September 30, 2021	6,900,000	$690	$—	$(20,863,988)	$(20,863,298)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the nine months
ended September 30,
2021
Cash Flows from Operating Activities:
Net income	$4,637,496
Adjustments to reconcile net income to net cash used in operating activities:
Excess of fair value of Private Warrants	298,825
Change in fair value of warrant liabilities	(6,621,736)
Transaction costs	606,622
Interest earned on cash and Investments held in Trust Account	(9,983)
Changes in operating assets and liabilities
Prepaid assets	(202,522)
Due from Sponsor	(1,256)
Taxes payable	150,000
Due to related party	47,500
Accounts payable and accrued expenses	120,818
Net cash used in operating activities	(974,236)

Cash flows from investing activities:
Investments and marketable securities held in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of offering costs	275,552,107
Proceeds from issuance of Private Warrants	7,520,000
Payment of underwriter discount	(5,520,000)
Net cash provided by financing activities	277,552,107

Net Change in Cash	577,871
Cash, beginning of the period	—
Cash, end of period	$577,871

Supplemental disclosure of non-cash operating and financing activities:
Initial classification of warrant liability	$18,023,221
Deferred underwriters’ commissions charged to additional paid-in capital	$9,660,000
Accretion of Class A common stock subject to redemption value	$25,524,492

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering described below (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Tribe Arrow Holdings I, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on March 4, 2021 (the “Effective Date”). On March 9, 2021, the Company consummated the IPO of 27,600,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,013,333 warrants (the “Private Warrants”) to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters of the IPO, at a price of $1.50 per Private Warrant, generating gross proceeds of $7,520,000, which is discussed in Note 5. Each warrant (including the Private Warrants and the warrants included as part of the Units) entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Transaction costs for the IPO amounted to $15,627,893 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $447,893 of other offering costs ) were recognized, of which $606,622 was (i) allocated to the public warrants and Private Warrants and (ii) included in the statement of operations, and $15,021,271 was charged directly to stockholders’ equity

Following the closing of the IPO on March 9, 2021, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including the proceeds from the sale of the Private Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, the proceeds from the IPO and the sale of the Private Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Liquidity and Capital Resources

The Company consummated its IPO on March 9, 2021. As of September 30, 2021, the Company had $577,871 in its operating bank account, and working capital of approximately $637,029, which excludes $150,000 of franchise taxes payable that will be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). At September 30, 2021, there was $60,000 outstanding under the Working Capital Loans.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of and for the three and nine months ended September 30, 2021, the Company’s management determined it should restate the Company’s Current Report on Form 8-K filed by the Company with the SEC on March 15, 2021 and certain of its previously reported financial statements for the three months ended March 31, 2021 and the three and six months ended June 30, 2021. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. This resulted in a portion of the Company’s Class A common stock being included as a component of stockholders’ equity. In light of recent guidance from the SEC regarding the classification of redeemable shares, the Company’s management reevaluated the classification of its Class A common stock and determined that the common stock issued during the IPO and pursuant to the exercise of the underwriters’ overallotment (collectively, the “Public Shares”) can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Public Shares, resulting in the Public Shares being classified as temporary equity in its entirety. As a result, management has recorded a restatement adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and common stock.

In connection with the change in presentation for the Public Shares, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously presented financial statements and that those previously issued financial statements should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all Public Shares as temporary equity. As such the Company is reporting these restatements to those periods noted above in this Quarterly Report.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

		Restatement
	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 9, 2021 (as set forth in footnote 2 to the Quarterly Report on Form 10-Q filed on July 22, 2021)
Common Stock subject to possible redemption	$244,358,910	$31,641,090	$276,000,000

Class A common stock, $0.0001 par value	316	(316)	—
Class B common stock, $0.0001 par value	690	—	690
Additional Paid-in-Capital	5,951,582	(5,921,582)	—
Accumulated Deficit	(922,581)	(25,719,192)	(26,641,773)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(31,641,090)	$(26,641,083)
Number of shares subject to redemption	24,435,891	3,164,109	27,600,000

		Restatement
	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (as set forth in the Quarterly Report on Form 10-Q filed on July 22, 2021)
Common Stock subject to possible redemption	$243,535,790	$32,464,210	$276,000,000

Class A common stock, $0.0001 par value	324	(324)	—
Class B common stock, $0.0001 par value	690	—	690
Additional Paid-in-Capital	6,963,704	(6,963,704)	—
Accumulated Deficit	(1,964,715)	(25,500,182)	(27,464,897)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(32,464,210)	$(27,464,207)
Number of shares subject to redemption	24,353,579	3,246,421	27,600,000

		Restatement
	As Previously Reported	Adjustment	As Restated
Unaudited Statement of Operations for the three months ended March 31, 2021 as restated for temporary equity related to Public Shares
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	—	27,600,000
Basic and diluted weighted average shares outstanding, Class A common stock	6,900,000	—	6,900,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.00	$(0.06)	$(0.06)
Basic and diluted net income (loss) per share Class B common stock	$(0.28)	$0.22	$(0.06)

		Restatement
	As Previously Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021 (as set forth in the Quarterly Report on Form 10-Q filed on August 16, 2021)
Common Stock subject to possible redemption	$243,374,720	$32,625,280	$276,000,000

Class A common stock, $0.0001 par value	326	(326)	—
Class B common stock, $0.0001 par value	690	—	690
Additional Paid-in-Capital	7,124,772	(7,124,772)	—
Accumulated Deficit	(2,125,779)	(25,500,182)	(27,625,961)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(32,625,280)	$(27,625,271)
Number of shares subject to redemption	24,337,472	3,262,528	27,600,000

		Restatement
	As Reported	Adjustment	As Restated
Unaudited Statement of Operations for the three and six months ended June 30, 2021 as restated for temporary equity related to public shares
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,353,579	3,246,421	27,600,000
Basic and diluted weighted average shares outstanding, Class A common stock	10,146,421	(3,246,421)	6,900,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.00	$(0.00)	$(0.00)
Basic and diluted net loss per share Class B common stock	$(0.02)	$0.02	$(0.00)

Six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	15,436,872	1,794,067	17,230,939
Basic and diluted weighted average shares outstanding, Class A common stock	8,694,067	(1,794,067)	6,900,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.00	$(0.09)	$(0.09)
Basic and diluted net income (loss) per share Class B common stock	$(0.24)	$0.15	$(0.09)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus related to the IPO dated March 4, 2021 and filed with the SEC on March 8, 2021, which contains the Company’s December 31, 2020 audited financial statements and notes thereto. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $577,871 in cash and did not have any cash equivalents as of September 30, 2021. At December 31, 2020, the Company had no cash and cash equivalents.

Investments Held in Trust Account

Investments held in Trust Account are held in a money market fund and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,409,578	$1,352,395	$3,709,997	$927,499
Denominator:
Weighted-average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income per share	$0.20	$0.20	$0.13	$0.13

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of September 30, 2021, offering costs totaling $15,627,893 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $447,893 of other offering costs) were recognized, of which $606,622 was (i) allocated to the public warrants and Private Warrants and (ii) included in the statement of operations, and $15,021,271 was charged directly to stockholders’ equity.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be immaterial as of September 30, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the nine months ended September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt -- Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging - Contracts in Entity’s Own Equity” (Subtopic 815-40): “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Note 4 — Initial Public Offering

On March 9, 2021, the Company sold 27,600,000 units, which includes 3,600,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $276,000,000. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, March 9, 2021, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 8).

The Company paid an underwriting fee at the closing of the IPO of $5,520,000. As of March 9, 2021, an additional fee of $9,660,000 (see Note 7) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

All of the 27,600,000 shares of Class A common stock sold as part of the units in the IPO contain a redemption feature which allows for the redemption of such shares of Class A common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(10,503,221)
Common stock issuance costs	(15,021,271)
Plus:
Accretion of carrying value to redemption value	25,524,492

Contingently redeemable common stock	$276,000,000

Warrants — Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The Private Warrants are identical to the public warrants included as part of the Units sold in the IPO except that they will be non-redeemable and exercisable on a cashless basis for as long as the Private Warrants are held by the Sponsor or Cantor, the representative of the underwriters, or its permitted transferees. Additionally, for so long as the Private Warrants are held by Cantor or its designees or affiliates, they may not be exercised after five years from the commencement of sales of the IPO.

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

The Sponsor has agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of its stockholders having the right to exchange their Class A common stock for cash, securities or other property (the “lock-up”). Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

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

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of September 30, 2021, the Company had $60,000 in borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $67,333 respectively of administrative service fees, which are included in formation and operating costs on the condensed statements of operations.

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

Note 8 — Stockholder’s Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. At both September 30, 2021 and December 31, 2020, there were 27,600,000 and 0 shares issued and outstanding, all of which are subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both September 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock outstanding.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s amended and restated certificate of incorporation, or as required by applicable provisions of the Delaware General Corporation Law or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

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

Note 9 —Recurring Fair Value Measurements

At September 30, 2021, the Company’s warrant liability was valued at $11,700,310. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

All of the Company’s permitted investments are held in a money market fund. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. During the nine months ending September 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification.

The following table presents fair value information as of September 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account –
Money Market Funds	$276,009,983	$—	$—
Liabilities:
Private Warrants	$—	—	$5,421,310
Public Warrants	$6,279,000	—	$—

Measurement

The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On September 30, 2021, the fair value was remeasured. For March 9, 2021, neither the Public Warrants nor the Private Placement Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Warrants. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at September 30, 2021. For September 30, 2021, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement and at September 30, 2021:

	March 9, 2021 (Initial
Input	Measurement)	September 30, 2021
Risk-free interest rate	1.09%	1.09%
Expected term (years)	6.31	5.65
Expected volatility	24.3%	16.7%
Exercise price	$11.50	$9.71

The change in the fair value of the warrant liabilities classified as Level 3 for the nine months ended September 30, 2021 is summarized as follows:

Fair Value at January 1, 2021	$—
Issuance due to initial public offering	18,322,046
Public Warrants reclassified to level 1(1)	(9,108,000)
Change in fair value	(3,792,736)
Fair Value at September 30, 2021	$5,421,310
(1)	Assumes the Public Warrants were reclassified on June 30, 2021.

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

Since completing the Company's IPO, the Company has reviewed, and continues to review, a number of opportunities to enter into a Business Combination with an operating business, but the Company is not able to determine at this time whether it will complete a Business Combination with any of the target businesses that it has reviewed or with any other target business. The Company intends to effectuate its Business Combination using cash from the proceeds of its IPO and the private placement of its Private Warrants referred to above, its capital stock, debt, or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations not generated any revenues to date. Our only activities from November 5, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for our initial Business Combination. We generate non-operating income in the form of cash and cash equivalents, and interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial report, accounting and auditing compliance), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the nine months ended September 30, 2021, we had net income of approximately $4.6 million, which primarily consisted of a $6.6 million of unrealized gain on change in fair value of warrants, offset by approximately $1.1 million of formation and operating costs, $0.6 million in transaction costs, and $0.3 million in excess fair value of Private Placement Warrants.

For the three months ended September 30, 2021, we had net income of approximately $6.8 million, which primarily consisted primarily of $7.1 million of unrealized gain on change in fair value of warrants, partially offset by $0.3 million of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $577,871 in its operating bank account and working capital of approximately $637,029, which excludes $150,000 of franchise taxes payable that will be paid from interest earned on the Trust Account. On August 12, 2021, the Company and the Sponsor entered into a letter agreement pursuant to which the Sponsor agreed to loan to the Company, upon request by the Company, up to $1,141,000. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or its affiliates, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay any such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Common Stock Subject to Possible Redemption

We account for shares of common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument.

ASC 470-20, “Debt with Conversion and Other Options” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as described in Item 303(b) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support as of September 30, 2021. We began incurring these fees on November 5, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of our IPO held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weaknesses in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.”

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our warrants within our previously issued balance sheet as of March 9, 2021 included in our Current Report on Form 8-K filed with the SEC on March 15, 2021. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.  Since issuance on March 9, 2021, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm, management concluded that our warrants should have been presented as liabilities with subsequent fair value remeasurement.

Therefore, in July 2021, after consultation with the Company's independent registered public accounting firm, the Company's management and the Audit Committee of the Company's Board of Directors concluded that it is appropriate to revise the accounting of the Company’s public warrants and the Private Warrants.   As such, we restated our balance sheet as of March 9, 2021 in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on July 22, 2021 (the “Restated Balance Sheet”).

Our internal control over financial reporting also did not result in the proper classification of all redeemable public shares as temporary equity within our previously issued financial statements. Historically, a portion of our public shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001. In light of recent guidance from the SEC, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares and determined that our public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required to complete our initial Business Combination.

Therefore, in consultation with the Audit Committee of the Company’s Board of Directors, on November 19, 2021, we concluded that our previously issued Restated Balance Sheet and unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on July 22, 2021 and August 16, 2021, respectively (collectively, the “Affected Periods”), should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, we have restated our financial statements for the Affected Periods in this Quarterly Report, as described in Note 2 of the notes to the financial statements included herein.

Notwithstanding the identified material weaknesses, management believes that the financial statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations and cash flows as of and for the periods presented.

Remediation Plan

Following the identification of the material weakness described above with respect to the accounting treatment of our warrants, we implemented controls in our financial reporting process to incorporate an evaluation of the warrant accounting on a quarterly basis. As part of the evaluation, we hired an experienced consulting firm to review and analyze our position regarding the accounting for warrants as liabilities vs. equity and to execute the warrant valuations quarterly. The review performed by the consulting firm includes reviewing the warrant agreement terms and applying those terms to the relevant accounting standards to ensure our warrant accounting position is in compliance with accounting principles generally accepted in the United States of America.

Following the identification of the material weakness described above with respect to the accounting treatment of our public shares, our principal executive officer and principal financial and accounting officer performed additional accounting and financial analyses related to the classification of our public shares as temporary equity vs. permanent equity, including consulting with subject matter experts. We are in the process of evaluating what additional remediation measures should be implemented with respect to such material weakness.

As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our final prospectus related to our initial public offering (the “Prospectus”) and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. Except as set forth below, there have been no material changes to the Risk Factors previously disclosed in the Prospectus and our other filings with the SEC.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination entity’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we re-evaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815-40, determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In light of guidance provided by the SEC in late 2021, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued Restated Balance Sheet and unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on July 22, 2021 and August 16, 2021, respectively. As part of such process, we identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As part of the restatements of our previously issued financial statements, we identified material weaknesses in our internal control over financial reporting. As a result of such material weaknesses, the restatements, the changes in accounting for our warrants and our public shares and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1).

3.2	Bylaws (2).

4.1	Warrant Agreement, dated March 4, 2021, by and between the Company and Continental, as warrant agent (1).

10.1	Letter Agreement between the Registrant and Tribe Arrow Holdings I LLC (3).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2021.
(2)Previously filed as an exhibit to our Registration Statement on Form S-1 filed on January 25, 2021.
(3)Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 16, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBE CAPITAL GROWTH CORP I

Date: November 19, 2021	By:	/s/ Arjun Sethi
Arjun Sethi
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2021	By:	/s/ Omar Chohan
Omar Chohan
Chief Financial Officer
(Principal Financial and Accounting Officer)