Form 10-Q
period 2022-03-31
Tribe Capital Growth Corp I
filed 2022-05-23
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-40167

TRIBE CAPITAL GROWTH CORP I
(Exact name of registrant as specified in its charter)

Delaware	85-3901431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 19th Street San Francisco, CA 94110
(Address of principal executive offices and zip code)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ⌧  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of May 23, 2022, there were 27,600,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TRIBE CAPITAL GROWTH CORP I

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

TRIBE CAPITAL GROWTH CORP I

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$272,672	$336,228
Due from Sponsor	1,256	1,256
Prepaid expenses and other current assets	44,625	84,438
Total current assets	318,553	421,922
Investments held in Trust Account	276,023,649	276,016,842
Total Assets	$276,342,202	$276,438,764

Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$1,491,650	$1,090,389
Due to related party	120,000	90,000
Franchise tax payable	250,000	200,000
Total current liabilities	1,861,650	1,380,389
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liability	6,135,960	10,529,510
Total Liabilities	17,657,610	21,569,899

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 27,600,000 shares at $10.00 redemption value at March 31, 2022 and December 31, 2021	276,000,000	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(17,316,098)	(21,131,825)
Total Stockholders’ Deficit	(17,315,408)	(21,131,135)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$276,342,202	$276,438,764

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Formation and operating costs	$584,630	$398,021
Loss from operations	(584,630)	(398,021)

Other income (expense):
Change in fair value of warrant liabilities	4,393,550	(659,945)
Interest income on investments held in Trust Account	6,807	—
Offering costs	—	(606,622)
Excess of fair value of Private Warrants over proceeds received	—	(298,825)
Total other income (expense)	4,400,357	(1,565,392)
Net income (loss)	$3,815,727	$(1,963,413)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	27,600,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.11	$(0.06)
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000
Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	6,900,000	$690	$—	$(21,131,825)	$(21,131,135)
Net income	—	—	—	3,815,727	3,815,727
Balance as of March 31, 2022 (Unaudited)	6,900,000	$690	$—	$(17,316,098)	$(17,315,408)

THREE MONTHS ENDED MARCH 31, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(1,302)	$23,698
Remeasurement of shares of Class A common stock subject to possible redemption	—	—	(24,310)	(25,500,182)	(25,524,492)
Net loss	—	—	—	(1,963,413)	(1,963,413)
Balance as of March 31, 2021 (Unaudited)	6,900,000	$690	$—	$(27,464,897)	$(27,464,207)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,815,727	$(1,963,413)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Excess of fair value of Private Warrants over proceeds received	—	298,825
Change in fair value of warrant liabilities	(4,393,550)	659,945
Interest earned on cash and Investments held in Trust Account	(6,807)	—
Offering costs	—	606,622
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	39,813	(438,691)
Due from Sponsor	—	(1,061)
Franchise tax payable	50,000	50,000
Due to related party	30,000	25,752
Accounts payable and accrued expenses	401,261	209,662
Net cash used in operating activities	(63,556)	(552,359)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of offering costs	—	275,552,107
Proceeds from issuance of Private Warrants	—	7,520,000
Payment of underwriter discount	—	(5,520,000)
Net cash provided by financing activities	—	277,552,107

Net Change in Cash	(63,556)	999,748
Cash, beginning of period	336,228	—
Cash, end of period	$272,672	$999,748

Supplemental disclosure of non-cash operating and financing activities:
Initial classification of warrant liability	$—	$18,023,221
Deferred underwriting fee payable charged to additional paid-in capital	$—	$9,660,000
Accretion of Class A common stock subject to redemption value	$—	$25,524,492

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tribe Capital Growth Corp I (the “Company”) is a blank check company incorporated in Delaware on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has neither engaged in any operations unrelated to its search for business combination candidates nor generated any revenue to date.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants.

The Company’s sponsor is Tribe Arrow Holdings I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on March 4, 2021 (the “Effective Date”). On March 9, 2021, the Company consummated the IPO of 27,600,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 3.

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

Transaction costs for the IPO amounted to $15,627,893 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $447,893 of other offering costs ) were recognized, of which $606,622 was (i) allocated to the Public Warrants and Private Warrants included in offering costs and (ii) included in the unaudited condensed statements of operations, and $15,021,271 was charged directly to stockholders’ equity.

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

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of March 31, 2022, the Company had $272,672 in its operating bank account, and negative working capital of $1,293,097, which excludes $250,000 of franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). At March 31, 2022, there were no Working Capital Loans outstanding. At March 31, 2022, there was $120,000 of accrued administrative fees.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If the Company is unable to complete the initial Business Combination because

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the Company does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had operating cash (i.e., cash held outside the Trust Account) of $272,672 and $336,228, respectively.

Investments Held in Trust Account

Investments held in Trust Account are held in a money market fund and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). These investments are classified as trading securities and interest earned is included in the unaudited condensed statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. Through March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net Income (Loss) Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,437,500 of the Company’s Class A common stocks in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods. Accretion of the carrying value of Class A common stock to redemption value is excluded from net income per common stock because the redemption value approximates fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$3,052,582	$763,145	$(1,570,730)	$(392,683)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income (loss) per share	$0.11	$0.11	$(0.06)	$(0.06)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the unaudited condensed statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Offering costs totaled $15,627,893 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $447,893 of other offering costs) were recognized, of which $606,622 was (i) allocated to the Public Warrants and Private Warrants and (ii) included in the unaudited condensed statement of operations, and $15,021,271 was charged directly to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The Company has determined that the warrants are a derivative instrument.

ASC 470-20, “Debt with Conversion and Other Options” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for the unaudited condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s business objectives and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company's ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company's ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company's financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

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

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemptions reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(10,503,221)
Common stock issuance costs	(15,021,271)
Plus:
Accretion of carrying value to redemption value	25,524,492

Class A common stock subject to possible redemption	$276,000,000

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

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. The loan was to be

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that had been allocated to the payment of offering expenses. The Promissory Note is no longer available to the Company.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company began paying an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $30,000 of administrative service fees, which are included in formation and operating costs on the unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, $120,000 and $90.000 related to this agreement is recorded in due to related party on the balance sheet.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At both March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. At both March 31, 2022 and December 31, 2021, there were 27,600,000 shares issued and outstanding, all of which are subject to possible redemption.

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both March 31, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock outstanding.

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

NOTE 8. RECURRING FAIR VALUE MEASUREMENTS

As of March 31, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $6,135,960 and $10,529,510, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

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

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents fair value information as of March 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets:
Investments held in Trust Account:
Money Market investments	$276,023,649	$276,023,649	$—	$—
Liabilities:
Public Warrants	$3,519,000	$3,519,000	$—	$—
Private Warrants	$2,616,960	$—	$—	$2,616,960
December 31,2021
Assets:
Investments held in Trust Account:
Money Market investments	$276,016,842	$276,016,842	$—	$—
Liabilities:
Private Warrants	$4,594,820	$—	$—	$4,594,820
Public Warrants	$5,934,690	$5,934,690	$—	$—

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On March 31, 2022 and December 31, 2021, the fair value was remeasured. For March 9, 2021, neither the Public Warrants nor the Private Placement Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Warrants. In May 2021, the Public Warrants began being separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at March 31, 2022 and December 31, 2021. For March 31, 2022 and December 31, 2021, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement, March 31, 2022 and December 31, 2021:

	March 9, 2021 (Initial
	Measurement)	December 31, 2021	March 31, 2022
Risk-free interest rate	1.09%	1.30%	2.41%
Expected term (years)	6.31	5.40	6.00
Expected volatility	24.3%	13.6%	6.5%
Exercise Price	11.50	9.78	9.77

The change in the fair value of the warrant liabilities classified as Level 3 for the year ended March 31, 2022 and December 31,2021 is summarized as follows:

Fair value at January 1, 2021	$—
Issuance of Public and Private Warrants due to initial public offering	18,322,046
Change in fair value	659,945
Fair value at March 31, 2021	18,981,991
Public Warrants reclassified to level 1	(9,108,000)
Change in fair value	(5,279,171)
Fair value at December 31, 2021	4,594,820
Change in fair value	(1,977,860)
Fair value at March 31, 2022	$2,616,960

TRIBE CAPITAL GROWTH CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tribe Capital Growth Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tribe Arrow Holdings I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on November 5, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations unrelated to its search for business combination candidates nor generated any revenue to date.  We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target company, debt issued to bank or other lenders or the owners of the target company, or a combination of the foregoing. The registration statement for the Company’s IPO was declared effective by the SEC on March 4, 2021 (the “Effective Date”). On March 9, 2021, the Company consummated the IPO of 27,600,000 units (the “Units”) at a price of $10.00 per Unit, for total gross proceeds of $276,000,000. Each Unit consists of one share of Class A common stock, $0.0001 par value per share, and one-fourth of one redeemable warrant entitling its holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 5, 2020 (inception) through March 31, 2022  were organizational activities, those necessary to prepare for the IPO, and identifying a target company for our initial Business Combination. We generate non-operating interest income form of cash and cash equivalents marketable securities held in the Trust Account and changes in fair value of warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $3,815,727, which primarily consisted of a $4,393,550 of unrealized gain on change in fair value of warrants, interest income on investments held in Trust Account of offset $6,807, partially offset by approximately $584,630 of operating costs.

For the three months ended March 31, 2021, we had a net loss of $1,963,413, which consisted of approximately $398,021 of formation and operating costs, $659,945 of unrealized loss on change in fair value of warrants, $606,622 in offering costs, and $298,825 in excess fair value of Private Warrants.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of March 31, 2022, we had $272,672 in our operating bank account, negative working capital of $1,293,097, which excludes franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022, there were no Working Capital Loans outstanding. As of March 31, 2022, there was $120,000 of accrued administrative fees.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. Interest income on these securities is included in interest income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using quoted market prices.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Common Stock Subject to Possible Redemption

We account for shares of common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification ("ASC") Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of the

Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. We have determined the warrants are a derivative instrument.

ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as described in Item 303(b) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weakness which existed as of December 31, 2021 and has not been remediated as of March 31, 2022. Our internal controls did not detect an error in the classification related to complex financial instruments. The Company has begun to develop a remediation plan which is more fully described below.

After identifying the material weakness, we have commenced our remediation plan by taking the following steps:

•We have expanded and improved our review process for complex securities and related accounting standards.

•	We have increased communication among its personnel and third-party professionals with whom we consult regarding complex accounting applications.
•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our unaudited condensed financial statements and related disclosures.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2022 based on the material weakness described above, we believe that our unaudited condensed financial statements contained in this quarterly report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on April 18, 2022 and in the other reports the Company has filed, and will in the future file, with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2022.

Military conflict in Ukraine could make it more difficult for us to consummate a Business Combination.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As a result of this action and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tribe Capital Growth Corp I

Date: May 23, 2022	By:	/s/ Arjun Sethi
Name: Arjun Sethi
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Omar Chohan
Name: Omar Chohan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)