Form 10-Q
period 2022-06-30
Iris Acquisition Corp
filed 2022-08-19
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-40167

IRIS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	85-3901431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor Zephyr House122 Mary Street, George Town PO Box 10085 Grand Cayman KY1-1001, Cayman Islands
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (619) 567 9955

Tribe Capital Growth Corp I

2700 19th Street

San Francisco, CA 94110

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fourth of one Redeemable Warrant	IRAAU	The Nasdaq Capital Market LLC
Class A Common Stock, par value $0.0001 per share	IRAA	The Nasdaq Capital Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	IRAAW	The Nasdaq Capital Market LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ⌧  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

As of August 18, 2022, there were 27,600,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

IRIS ACQUISITION CORP

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

IRIS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$50,429	$336,228
Due from Sponsor	1,256	1,256
Prepaid expenses and other current assets	334,917	84,438
Total current assets	386,602	421,922
Investments held in Trust Account	275,816,671	276,016,842
Total Assets	$276,203,273	$276,438,764

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,406,693	$1,090,389
Due to related party	75,000	90,000
Franchise tax payable	300,000	200,000
Promissory note – related party	300,000	—
Total current liabilities	2,081,693	1,380,389
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liability	1,924,300	10,529,510
Total Liabilities	13,665,993	21,569,899

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 27,600,000 shares at redemption value at June 30, 2022 and December 31, 2021	275,816,671	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	140,000	—
Accumulated deficit	(13,420,081)	(21,131,825)
Total Stockholders’ Deficit	(13,279,391)	(21,131,135)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$276,203,273	$276,438,764

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$291,993	$395,233	$876,623	$793,254
Loss from operations	(291,993)	(395,233)	(876,623)	(793,254)

Other income (expense):
Change in fair value of warrant liability	4,211,660	229,859	8,605,210	(430,086)
Interest income on marketable securities held in Trust Account	161,103	4,310	167,910	4,310
Unrealized loss on investments held in Trust Account	(368,082)	—	(368,082)	—
Offering costs	—	—	—	(606,622)
Excess of fair value of Private Warrants over proceeds received	—	—	—	(298,825)
Total other income (expense)	4,004,681	234,169	8,405,038	(1,331,223)
Net income (loss)	$3,712,688	$(161,064)	$7,528,415	$(2,124,477)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	27,600,000	27,600,000	27,600,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.11	$(0.00)	$0.22	$(0.06)
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(0.00)	$0.22	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	6,900,000	$690	$—	$(21,131,825)	$(21,131,135)
Net income	—	—	—	3,815,727	3,815,727
Balance as of March 31, 2022 (Unaudited)	6,900,000	690	—	(17,316,098)	(17,315,408)
Forgiveness of payable due to an affiliate of the Sponsor	—	—	140,000	—	140,000
Remeasurement of Class A common stock to redemption amount	—	—	—	183,329	183,329
Net income	—	—	—	3,712,688	3,712,688
Balance as of June 30, 2022 (Unaudited)	6,900,000	$690	$140,000	$(13,420,081)	$(13,279,391)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	6,900,000	$690	$24,310	$(1,302)	$23,698
Remeasurement of shares of Class A common stock to redemption amount	—	—	(24,310)	(25,500,182)	(25,524,492)
Net loss	—	—	—	(1,963,413)	(1,963,413)
Balance as of March 31, 2021 (Unaudited)	6,900,000	690	—	(27,464,897)	(27,464,207)
Net loss	—	—	—	(161,064)	(161,064)
Balance as of June 30, 2021 (Unaudited)	6,900,000	$690	$—	$(27,625,961)	$(27,625,271)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,528,415	$(2,124,477)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Excess of fair value of Private Warrants over proceeds received	—	298,825
(Gain) loss on change in fair value of warrant liability	(8,605,210)	430,086
Interest earned on cash and Investments held in Trust Account	(167,910)	(4,310)
Unrealized loss on Investments held in Trust Account	368,082	—
Offering Costs	—	606,622
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(250,479)	(320,607)
Due from Sponsor	—	(1,068)
Franchise tax payable	100,000	100,000
Due to related party	125,000	55,752
Accounts payable and accrued expenses	316,303	100,049
Net cash used in operating activities	(585,799)	(859,128)

Cash Flows from Investing Activities:
Cash Deposited in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of offering costs	—	275,552,107
Proceeds from issuance of Private Warrants	—	7,520,000
Payment of underwriter discount	—	(5,520,000)
Proceeds from promissory note – related party	300,000	—
Net cash provided by financing activities	300,000	277,552,107

Net Change in Cash	(285,799)	692,979
Cash, beginning of period	336,228	—
Cash, end of period	$50,429	$692,979

Supplemental disclosure of non-cash operating and financing activities:
Initial classification of warrant liabilities	$—	$18,023,221
Deferred underwriting fee payable charged to additional paid-in capital	$—	$9,660,000
Accretion of Class A common stock subject to redemption value	$183,329	$25,524,492
Forgiveness of payable due to an affiliate of the Sponsor	$140,000	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Iris Acquisition Corp (the “Company”) formally known as Tribe Capital Growth Corp (name of the Company changed on July 27th, 2022), is a blank check company incorporated in Delaware on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and it has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with the Company.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of its warrants.

The Company’s sponsor is Iris Acquisition Holdings LLC (formerly known as Tribe Arrow Holdings I LLC), a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on March 4, 2021 (the “Effective Date”). On March 9, 2021, the Company consummated the IPO of 27,600,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 3.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters.

The shares of common stock subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of June 30, 2022 and December 31, 2021, the Company had $50,429 and $336,228 in its operating bank account, and negative working capital of approximately $1,395,091 and $758,467, respectively, which excludes $300,000 and $200,000 of franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that if the Company is unable to complete a Business Combination by March 8, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

IRIS ACQUISITION CORP

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had operating cash (i.e, cash held outside the Trust Account) of $50,429 and $336,228, respectively.

Investments Held in Trust Account

Investments held in Trust Account are consist of U.S. Treasury Bills which are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). These investments are classified as trading securities for which interest earned and unrealized and realized gains and losses are included in the condensed statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as a component of temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,437,500 of the Company’s Class A common stocks in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods. Accretion of the carrying value of Class A common stocks to redemption value is excluded from net income per common stock because the redemption value approximates fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,970,150	$742,538	$(128,851)	$(32,213)	$6,022,732	$1,505,683	$(1,699,582)	$(424,895)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income (loss) per share	$0.11	$0.11	$(0.00)	$(0.00)	$0.22	$0.22	$(0.06)	$(0.06)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Offering costs totaled $15,627,893 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $447,893 of other offering costs) were recognized, of which $606,622 was (i) allocated to the public warrants and Private Warrants and (ii) included in the statement of operations, and $15,021,271 was charged directly to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined that the warrants are a derivative instrument.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC Topic 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s business objectives and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s condensed financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

IRIS ACQUISITION CORP

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

As of June 30, 2022 and December 31, 2021, the common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(10,503,221)
Common stock issuance costs	(15,021,271)
Plus:
Accretion of carrying value to redemption value	25,524,492

Class A common stock subject to possible redemption as of December 31, 2021	276,000,000
Less: Accretion of carrying value to redemption value	(183,239)
Class A common stock subject to possible redemption as June 30, 2022	$275,816,671

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On May 27, 2022, the Sponsor agreed to a loan the Company up to $300,000 for working capital purposes. These loans are non-interest bearing, unsecured and are to be repaid by December 31, 2022.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to 1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company began paying an affiliate of the Sponsor, Tribe Capital Markets LLC (“Tribe”) $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $20,000 and $50,000 of administrative service fees, respectively, which are included in formation and operating costs on the unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, $0 and $90,000 related to this agreement is recorded in due to related party on the condensed balance sheets.

On June 1, 2022, Tribe withdrew as a member of the Sponsor. In conjunction with its withdrawal as a member, Tribe resigned as the managing member of the Sponsor effective June 1, 2022. Members holding a majority of the membership interest in the Sponsor appointed Arrow Multi Asset Fund – Arrow SP6 (“Arrow”) as the managing member of the Sponsor effective June 1, 2022. Following the withdrawal of Tribe as a member of the Sponsor, the $140,000 of administrative expense payable as of June 1, 2022 was forgiven and reclassified as a capital contribution.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The underwriters are entitled to a deferred underwriting discount of 3.5% (or $9,660,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At both June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. At both June 30, 2022 and December 31, 2021, there were 27,600,000 shares issued and outstanding, all of which are subject to possible redemption.

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both June 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock outstanding.

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

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2022 was 0.0%. The effective tax rate for the three and six months ended June 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the changes in the fair value of warrant liabilities and change in the valuation allowance. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is appropriate as the estimated annual effective tax rate method.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. RECURRING FAIR VALUE MEASUREMENTS

As of June 30, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $1,924,300 and $10,529,510, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

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

The following table presents fair value information as of June 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets:
Investments held in Trust Account:
Money Market investments	$275,780,634	$275,780,634	$—	$—
Liabilities:
Public Warrants	$1,097,100	$1,097,100	$—	$—
Private Warrants	$827,200	$—	$—	$827,200
December 31, 2021
Assets:
Investments held in Trust Account:
Money Market Funds	$276,016,842	$276,016,842		$—
Liabilities:
Public Warrants	$5,934,690	$5,934,690		$—
Private Warrants	$4,594,820			$4,594,820

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On June 30, 2022 and December 31, 2021, the fair value was remeasured. For March 9, 2021, neither the Public Warrants nor the Private Placement Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Warrants. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at June 30, 2022 and December 31, 2021. For June 30, 2022 and December 31, 2021, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement, June 30, 2022 and December 31, 2021:

			March 9, 2021 (Initial
	June 30, 2022	December 31, 2021	Measurement)
Risk-free interest rate	3.02%	1.30%	1.09%
Expected term (years)	5.73	5.40	6.31
Expected volatility	14.4%	13.6%	24.3%
Exercise Price	11.50	11.50	11.50

The change in the fair value of the warrant liabilities classified as Level 3 for the six months ended June 30, 2022 and the year ended December 31,2021 is summarized as follows:

Fair value at January 1, 2021	$—
Issuance due to initial public offering	18,322,046
Public Warrants reclassified to level 1	(9,108,000)
Change in fair value	(4,619,226)
Fair value at December 31, 2021	4,594,820
Change in fair value	(1,977,860)
Fair value at March 31, 2022	2,616,960
Change in fair value	(1,789,760)
Fair value at June 30, 2022	$827,200

NOTE 10. SUBSEQUENT EVENTS

On June 1, 2022, Tribe Capital Markets LLC (“Tribe”) withdrew as a member of the Sponsor. In connection with the withdrawal of Tribe as a member of the Sponsor: (1) on July 26, 2022, the following actions occurred (i) Arjun Sethi resigned in his capacity as Chairman and Chief Executive Officer of Iris Acquisition Corp (formerly known as Tribe Capital Growth Corp I), (ii) Henry Ward resigned from his role as an independent director of the Company, (iii) Omar Chohan resigned from his role as Chief Financial Officer of the Company, and (v) Ted Maidenberg resigned from his role as Secretary of the Company; and (2) on July 27, 2022 the following actions occurred (i) the Sponsor changed its name from Tribe Arrow Holdings I LLC to Iris Acquisition Holdings LLC, and (ii) the Company’s strategy to identify a target business was revised as described in Item 8.01 of its Form 8-K filed on July 27, 2022. The director and officer departures were not the result of any disagreement between the Company and such individuals on any matter relating to the Company’s operations, policies, or practices.

Effective July 26, 2022, the board of directors of the Company appointed (i) Sumit Mehta to serve as the Company’s Chief Executive Officer, (ii) Lisha Parmar to serve as the Company’s Chief Financial Officer, and (iii) Omkar Halady to serve as the Vice President of the Company. Also, Rohit Nanani was elevated from member to Chairman of the board of directors of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Iris Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Iris Acquisition Holdings LLC (formerly known as Tribe Arrow Holdings I LLC). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On June 1, 2022, Tribe Capital Markets LLC (“Tribe”) withdrew as a member of the Sponsor. In connection with the withdrawal of Tribe as a member of the Sponsor: (1) on July 26, 2022 the following actions occurred: (i) Arjun Sethi resigned in his capacity as

Chairman and Chief Executive Officer of Iris Acquisition Corp (formerly known as Tribe Capital Growth Corp I), (ii) Henry Ward resigned from his role as an independent director of the Company, (iii) Omar Chohan resigned from his role as Chief Financial Officer of the Company, and (v) Ted Maidenberg resigned from his role as Secretary of the Company; and (2) on July 27, 2022 the following actions occurred (i) the Sponsor changed its name from Tribe Arrow Holdings I LLC, to Iris Acquisition Holdings LLC, and (ii) the Company’s strategy to identify a target business was revised as described in Item 8.01 of its Form 8-K filed on July 27, 2022. The director and officer departures were not the result of any disagreement between the Company and such individuals on any matter relating to the Company’s operations, policies, or practices.

Effective July 26, 2022, the board of directors of the Company appointed (i) Sumit Mehta to serve as the Company’s Chief Executive Officer, (ii) Lisha Parmar to serve as the Company’s Chief Financial Officer, and (iii) Omkar Halady to serve as the Vice President of the Company. Also, Rohit Nanani was elevated from member to Chairman of the board of directors of the Company.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 5, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for our initial Business Combination. We generate non-operating interest income from cash and cash equivalents marketable securities held in the Trust Account and changes in the value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $3,712,688, which consisted of a $4,211,660 gain on the change in fair value of warrants and interest income on investments held in the Trust Account of $161,103, partially offset by unrealized losses on investments held in the Trust Account of $368,082 and $291,993 of formation and operating costs.

For the three months ended June 30, 2021, we had a net loss of $161,064, which consisted of approximately $395,233 of formation and operating costs, partially offset by a gain on the change in fair value of warrants $229,859 and interest income on investments held in the Trust Account for $4,310.

For the six months ended June 30, 2022, we had net income of $7,528,415, which consisted of a change in the fair value of warrant of $8,605,210 and interest income on investments held in the Trust Account of $167,910, partially offset by $876,623 of formation and operating costs and unrealized losses on investments held in the Trust Account of $368,082.

For the six months ended June 30, 2021, we had a net loss of $2,124,477, which consisted of $793,254 of formation and operating costs, a loss on the change in fair value of warrants of $430,086, $606,622 in expensed offering costs, and $298,825 in excess fair value of Private Warrants over proceeds received, partially offset by interest income on investments held in the Trust Account of $4,310.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of June 30, 2022 and December 31, 2021, we had $50,429 and $336,228 in our operating bank account, negative working capital of approximately $1,395,091 and $758,467, which excludes franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

For the six months ended June 30, 2022, net cash used in operating activities was $585,799 which was due to a change in fair value of warrant liability of $8,605,210 and interest earned on investments held in the Trust Account of $167,910, which was partially offset by our net income of $7,528,415, a change in operating assets and liabilities of $290,824 and an unrealized loss on investments held in the Trust Account of $368,082.

For the six months ended June 30, 2021, net cash used in operating activities was $859,128, which was due to our net loss of $2,124,477, change in operating assets and liabilities of $65,874, and interest earned on investments held in the Trust Account for $4,310; which was partially offset by offering costs of $606,622, a change in fair value of warrant liability of $430,086, and excess of fair value of Private Warrants over proceeds received for $298,825.

For the six months ended June 30, 2022 there no cash flows from investing activities.

For the six months ended June 30, 2021, there was $276,000,000 used in net cash from investing activities which was a result of cash being deposited into the Trust Account.

For the six months ended June 30, 2022, net cash provided by financing activities was $300,000 which was a result of the proceeds from the promissory note from a related party for $300,000.

For the six months ended June 30, 2021, net cash provided by financing activities was $277,552,107, which was a result of proceeds from the sale of Units, net of offering costs for $275,552,107, proceeds from the issuance of Private Warrants for $7,520,000 partially offset by the payment of the underwriter discount for $5,520,000.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that if the Company is unable to complete a Business Combination by March 8, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Marketable Securities Held in the Trust Account

Our portfolio of investments held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using quoted market prices.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Common Stock Subject to Possible Redemption

We account for shares of common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as a component of stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument.

ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weakness which existed as of December 31, 2021. Our internal controls did not detect an error in the classification related to complex financial instruments. The Company has begun to develop a remediation which is more fully described below.

After identifying the material weakness, we have commenced our remediation efforts by taking the following steps:

●	We have expanded and improved our review process for complex securities and related accounting standards.
●	We have increased communication among its personnel and third-party professionals with whom we consult regarding complex accounting applications.
●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our condensed financial statements and related disclosures.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2022 based on the material weakness described above, we believe that our condensed financial statements contained in this quarterly report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Iris Acquisition Corp

Date: August 19, 2022	By:	/s/ Sumit Mehta
Name: Sumit Mehta
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2022	By:	/s/ Lisha Parmar
Name: Lisha Parmar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)