Form 10-Q
period 2022-09-30
Iris Acquisition Corp
filed 2022-11-21
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-40167

IRIS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	85-3901431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor Zephyr House 122 Mary Street, George Town PO Box 10085 Grand Cayman KY1-1001, Cayman Islands
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: 971 4 3966949

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

As of November 14, 2022, there were 27,600,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

IRIS ACQUISITION CORP

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

IRIS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$130,665	$336,228
Due from Sponsor	1,256	1,256
Prepaid expenses and other current assets	206,835	84,438
Total current assets	338,756	421,922
Investments held in Trust Account	277,109,164	276,016,842
Total Assets	$277,447,920	$276,438,764

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$446,714	$1,090,389
Due to related party	75,000	90,000
Franchise tax payable	350,829	200,000
Income taxes payable	2,232	—
Promissory note – related party	840,000	—
Total current liabilities	1,714,775	1,380,389
Deferred underwriting fee payable	9,660,000	9,660,000
Deferred tax liability	141,518	—
Warrant liability	662,872	10,529,510
Total Liabilities	12,179,165	21,569,899

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 27,600,000 shares at $10.00 redemption value at September 30, 2022 and December 31, 2021	277,109,164	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	140,000	—
Accumulated deficit	(11,981,099)	(21,131,825)
Total Stockholders’ Deficit	(11,840,409)	(21,131,135)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$277,447,920	$276,438,764

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$258,685	$295,522	$1,135,308	$1,088,776
Forgiveness of unrelated vendor payables	(579,989)	—	(579,989)	—
Income (loss) from operations	321,304	(295,522)	(555,319)	(1,088,776)

Other income (expense):
Gain on change in fair value of warrant liability	1,261,428	7,051,822	9,866,638	6,621,736
Interest income on marketable securities held in Trust Account	36,037	5,673	203,947	9,983
Unrealized gain on investments held in Trust Account	1,256,457	—	888,375	—
Offering costs	—	—	—	(606,622)
Excess of fair value of Private Warrants over proceeds received	—	—	—	(298,825)
Total other income	2,553,922	7,057,495	10,958,960	5,726,272
Income before provision for income taxes	2,875,226	6,761,973	10,403,641	4,637,496
Provision for income taxes	(143,750)	—	(143,750)	—
Net income	$2,731,476	$6,761,973	$10,259,891	$4,637,496

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	27,600,000	27,600,000	27,600,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.08	$0.20	$0.30	$0.13
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income per share, Class B common stock	$0.08	$0.20	$0.30	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	6,900,000	$690	$—	$(21,131,825)	$(21,131,135)
Net income	—	—	—	3,815,727	3,815,727
Balance as of March 31, 2022 (Unaudited)	6,900,000	$690	$—	$(17,316,098)	$(17,315,408)
Forgiveness of payable due to an affiliate of the Sponsor	—	—	140,000	—	140,000
Remeasurement of Class A common stock to redemption amount	—	—	—	183,329	183,329
Net income	—	—	—	3,712,688	3,712,688
Balance as of June 30, 2022 (Unaudited)	6,900,000	690	140,000	(13,420,081)	(13,279,391)
Remeasurement of Class A common stock to redemption amount	—	—	—	(1,292,494)	(1,292,494)
Net income	—	—	—	2,731,476	2,731,476
Balance as of September 30, 2022 (Unaudited)	6,900,000	$690	$140,000	$(11,981,099)	$(11,840,409)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	6,900,000	$690	$24,310	$(1,302)	$23,698
Remeasurement of shares of Class A common stock subject to possible redemption	—	—	(24,310)	(25,500,182)	(25,524,492)
Net loss	—	—	—	(1,963,413)	(1,963,413)
Balance as of March 31, 2021 (Unaudited)	6,900,000	690	—	(27,464,897)	(27,464,207)
Net loss	—	—	—	(161,064)	(161,064)
Balance as of June 30, 2021 (Unaudited)	6,900,000	690	—	(27,625,961)	(27,625,271)
Net income	—	—	—	6,761,973	6,761,973
Balance as of September 30, 2021 (Unaudited)	6,900,000	$690	$—	$(20,863,988)	$(20,863,298)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,259,891	$4,637,496
Adjustments to reconcile net income to net cash used in operating activities:
Excess of fair value of Private Warrants over proceeds received	—	298,825
Gain on change in fair value of warrant liability	(9,866,638)	(6,621,736)
Unrealized gain on Investments held in Trust Account	(888,375)
Interest earned on cash and Investments held in Trust Account	(203,947)	(9,983)
Deferred tax liability	141,518	—
Forgiveness of unrelated vendor payables	(579,989)	—
Offering Costs	—	606,622
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(122,397)	(202,522)
Due from Sponsor	—	(1,256)
Franchise taxes payable	150,829	150,000
Income tax payable	2,232	—
Due to related party	125,000	47,500
Accounts payable and accrued expenses	(63,687)	120,818
Net cash used in operating activities	(1,045,563)	(974,236)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of offering costs	—	275,552,107
Proceeds from issuance of Private Warrants	—	7,520,000
Payment of underwriter discount	—	(5,520,000)
Promissory Note – related party	840,000	—
Net cash provided by financing activities	840,000	277,552,107

Net Change in Cash	(205,563)	577,871
Cash, beginning of period	336,228	—
Cash, end of period	$130,665	$577,871

Supplemental disclosure of non-cash operating and financing activities:
Initial classification of warrant liabilities	$—	$18,023,221
Deferred underwriting fee payable charged to additional paid-in capital	$—	$9,660,000
Remeasurement of Class A common stock subject to redemption value	$1,109,165	$25,524,492
Forgiveness of payable due to an affiliate of the Sponsor	$140,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Iris Acquisition Corp (the “Company”) formally known as Tribe Capital Growth Corp (name of the Company changed on July 27, 2022), is a blank check company incorporated in Delaware on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company has engaged in substantive discussions and entered into a letter of intent with a potential business combination target, the Company’s board of directors has not approved any business combination.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses and the change in fair value of its warrants.

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

Transaction costs for the IPO amounting to $15,627,893 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $447,893 of other offering costs ) were recognized, of which $606,622 was (i) allocated to the public warrants and Private Warrants and (ii) included in the statements of operations, and $15,021,271 was charged directly to stockholders’ equity.

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

IRIS ACQUISITION CORP

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

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of September 30, 2022, the Company had $130,665 in its operating bank account, and negative working capital of approximately $1,025,190, respectively, which excludes $350,829 of franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had operating cash (i.e,. cash held outside the Trust Account) of $130,665 and $336,228, respectively.

Investments Held in Trust Account

Investments held in Trust Account consist of U.S. Treasury Bills, which are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). These investments are classified as trading securities for which interest earned and unrealized and realized gains and losses are included in the condensed statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,437,500 of the Company’s Class A common stocks in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods. Accretion of the carrying value of Class A common stocks to redemption value is excluded from net income per common stock because the redemption value approximates fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$2,185,181	$546,295	$5,409,578	$1,352,395	$8,207,913	$2,051,978	$3,709,997	$927,499
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income per share	$0.08	$0.08	$0.20	$0.20	$0.30	$0.30	$0.13	$0.13

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), approximates the carrying amounts in the condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined that the warrants are a derivative instrument.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no tax accruals relating to uncertain tax positions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal 2024. Currently, the Company is not expecting the IRA to have a material adverse impact to our financial statements.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2022 and December 31, 2021, the common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(10,503,221)
Common stock issuance costs	(15,021,271)
Plus:
Accretion of carrying value to redemption value	25,524,492

Class A common stock subject to possible redemption as December 31, 2021	$276,000,000
Less: Remeasurement of carrying value to redemption value	(183,329)
Class A common stock subject to possible redemption as June 30, 2022	275,816,671
Plus: Accretion of carrying value to redemption value	1,292,493
Class A common stock subject to possible redemption as September 30, 2022	$277,109,164

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On May 27, 2022, the Sponsor agreed to loan the Company up to $300,000 for working capital purposes. These loans are non-interest bearing, unsecured and are to be repaid by December 31, 2022.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On October 10, 2022, Iris Acquisition Corp issued an unsecured promissory note in the aggregate principal amount up to $550,000 to Iris Acquisition Holdings LLC, the Company’s sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $550,000 payable on March 1, 2023. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. For the three months ended September 30, 2022, the Company received $540,000 under this loan, which was pre-funded for working capital purposes.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to 1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company began paying an affiliate of the Sponsor, Tribe Capital Markets LLC (“Tribe”) $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $0 and $50,000 of administrative service fees, respectively, which are included in formation and operating costs on the unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, $0 and $90,000 respectively, related to this agreement is recorded in due to related party on the condensed balance sheets.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At both September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. At both September 30, 2022 and December 31, 2021, there were 27,600,000 shares issued and outstanding, all of which are subject to possible redemption.

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both September 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock outstanding.

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

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 5.0% and 1.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the changes in the fair value of warrant liabilities and change in the valuation allowance. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is appropriate as the estimated annual effective tax rate method.

NOTE 9. RECURRING FAIR VALUE MEASUREMENTS

As of September 30, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $662,872 and $10,529,510, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

All of the Company’s permitted investments are held in a money market fund. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents fair value information as of September 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Investments held in Trust Account:
Money Market investments	$277,109,164	$277,109,164	$—	$—
Liabilities:
Public Warrants	$372,099	$372,099	$—	$—
Private Warrants	$290,773	$—	$—	$290,773
December 31, 2021
Assets:
Investments held in Trust Account:
Money Market Funds	$276,016,842	$276,016,842	$—	$—
Liabilities:
Private Warrants	$4,594,820	$—	$—	$4,594,820
Public Warrants	$5,934,690	$5,934,690	$—	$—

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On September 30, 2022 and December 31, 2021, the fair value was remeasured. For March 9, 2021, neither the Public Warrants nor the Private Placement Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Warrants. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at September 30, 2022 and December 31, 2021. For September 30, 2022 and December 31, 2021, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement, September 30, 2022 and December 31, 2021:

			March 9, 2021 (Initial
	September 30, 2022	December 31, 2021	Measurement)
Risk-free interest rate	4.04%	1.30%	1.09%
Expected term (years)	5.50	5.40	6.31
Expected volatility	4.5%	13.6%	24.3%
Exercise Price	11.50	11.50	11.50

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the warrant liabilities classified as Level 3 for the year ended September 30, 2022 and December 31,2021 is summarized as follows:

Fair value at issuance March 9, 2021	$18,322,046
Change in fair value	659,945
Fair value at March 31, 2021	18,981,991
Public Warrants reclassified to level 1	(9,108,000)
Change in fair value	(229,859)
Fair value at June 30, 2021	9,644,132
Change in fair value	(4,222,822)
Fair value at September 30, 2021	5,421,310
Change in fair value	(826,490)
Fair value at December 31, 2021	4,594,820
Change in fair value	(1,977,860)
Fair value at March 31, 2022	2,616,960
Change in fair value	(1,789,760)
Fair value at June 30, 2022	827,200
Change in fair value	(536,427)
Fair value at September 30, 2022	$290,773

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred through the date of this filing. Other than the issuance of the unsecured promissory note on October 10, 2022 as disclosed in Note 5, no events were identified.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on November 5, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We recently began substantive discussions and entered into a letter of intent for a proposed business combination with a business combination target in the biotechnology industry; however, our board of directors has not approved a business combination and we cannot be certain these discussions will result in an agreement on a business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. The registration statement for the Company’s IPO was declared effective by the SEC on March 4, 2021 (the “Effective Date”). On March 9, 2021, the Company consummated the IPO of 27,600,000 units (the “Units”) at a price of $10.00 per Unit, for total gross proceeds of $276,000,000. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant entitling its holder to purchase one share of common stock at a price of $11.50 per share.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 5, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for our initial Business Combination. We generate non-operating interest income form cash and cash equivalents marketable securities held in the Trust Account and changes in the value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $2,731,476, which consisted income of $579,989 for the forgiveness of unrelated vendor payables, $1,261,428 gain on the change in fair value of warrants and interest income on investments held in the Trust Account of $36,037, unrealized gains on investments held in the Trust Account of $1,256,457, which is partially offset by $258,685 of formation and operating costs and $143,750 for the provision for income taxes.

For the three months ended September 30, 2021, we had net income of $6,761,973, which consisted of a gain on the change in fair value of warrants $7,051,822 and interest income on investments held in the Trust Account for $5,673, which is partially offset by $295,522 of formation and operating costs, partially offset by.

For the nine months ended September 30, 2022, we had net income of $10,259,891, which consisted of a change in the fair value of warrant of $9,866,638, unrealized gains on investments held in the Trust Account of $888,375 interest income on investments held in the Trust Account of $203,947, and $579,989 for the forgiveness of unrelated vendor payables, which is partially offset by $1,135,308 of formation and operating costs and $143,750 for the provision for income taxes.

For the nine months ended September 30, 2021, we had a net loss of $4,637,496, which consisted of $1,088,776 of formation and operating costs, $606,622 in expensed offering costs, and $298,825 in excess fair value of Private Warrants over proceeds received, partially offset by a gain on the change in fair value of warrants of $6,621,736 and interest income on investments held in the Trust Account of $9,983.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of September 30, 2022, we had $130,665 in our operating bank account, negative working capital of approximately $1,025,190, which excludes franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,045,563 which was due to a change in fair value of warrant liability of $9,866,638 and interest earned on investments held in the Trust Account of $203,947, and an unrealized gain on investments held in the Trust Account of an unrealized loss on investments held in the Trust Account of $888,375, which was partially offset by our net income of $10,259,891, and a change in operating assets and liabilities of $91,977.

For the nine months ended September 30, 2021, net cash used in operating activities was $974,236, which was due to our net income of $4,637,496, change in fair value of warrant liability of $6,621,736, change in operating assets and liabilities of $114,540, and interest earned on investments held in the Trust Account for $9,983; which was partially offset by offering costs of $606,622 and excess of fair value of Private Warrants over proceeds received for $298,825.

For the nine months ended September 30, 2022, there no cash flows from investing activities.

For the nine months ended September 30, 2021, there was $276,009,983 used in net cash from investing activities which was a result of cash being deposited into the Trust Account.

For the nine months ended September 30, 2022, net cash provided by financing activities was $840,000 which was a result of the proceeds from the promissory note from a related party for $840,000.

For the nine months ended September 30, 2021, net cash provided by financing activities was $277,552,107, which was a result of proceeds from the sale of Units, net of offering costs for $275,552,107, proceeds from the issuance of Private Warrants for $7,520,000 partially offset by the payment of the underwriter discount for $5,520,000.

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

Common Stock Subject to Possible Redemption

We account for shares of common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as a component of stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed balance sheets.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weakness which existed as of December 31, 2021. Our internal controls did not detect an error in the classification related to complex financial instruments. The Company has begun to develop a remediation which is more fully described below.

After identifying the material weakness, we have commenced our remediation efforts by taking the following steps:

●	We have expanded and improved our review process for complex securities and related accounting standards.
●	We have increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our condensed financial statements and related disclosures.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2022 based on the material weakness described above, we believe that our condensed financial statements contained in this quarterly report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Iris Acquisition Corp

Date: November 21, 2022	By:	/s/ Sumit Mehta
Name: Sumit Mehta
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Lisha Parmar
Name: Lisha Parmar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)