Form 10-Q/A
period 2022-09-30
Iris Acquisition Corp
filed 2022-11-22
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Iris Acquisition Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, originally filed with the Securities and Exchange Commission on November 21, 2022, is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. The eXtensible Business Reporting Language (XBRL) data files were omitted from the Form 10-Q filing on November 21, 2022. The XBRL data files are attached herewith.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing of the Form 10-Q.

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

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iris Acquisition Corp

Date: November 22, 2022	By:	/s/ Sumit Mehta
Name: Sumit Mehta
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2022	By:	/s/ Lisha Parmar
Name: Lisha Parmar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)