Form 10-K
period 2022-12-31
Iris Acquisition Corp
filed 2023-04-18
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number:001-40167

IRIS ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Delaware	85-3901431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3rd Floor Zephyr House 122 Mary Street, George Town PO Box 10085 Grand Cayman, Cayman Islands	KY1-1001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 971 4 3966949

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fourth of one Redeemable Warrant	IRAAU	The Nasdaq Capital Market LLC
Class A Common Stock, par value $0.0001 per share	IRAA	The Nasdaq Capital Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	IRAAW	The Nasdaq Capital Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $270,204,000 on June 30, 2022 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on Nasdaq on June 30, 2022.

As of April 10, 2023, there were 1,333,730 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References to the “Company,” “Iris,” “our,” “us” or “we” refer to Iris Acquisition Corp (formerly known as Tribe Capital Growth Corp I) a blank check company incorporated in Delaware on November 5, 2020. References to our “sponsor” refer to Iris Acquisition Holdings LLC (formerly known as Tribe Arrow Holdings I LLC), a Delaware limited liability company, an entity affiliated with our officers, directors and advisors.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	our ability to complete our initial business combination;
●	our failure to achieve the anticipated benefits of the business combination;
●	the use of funds not held in the trust account;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the ability to have our securities continue to be listed on The Nasdaq Stock Market LLC (“Nasdaq”), including following a business combination;
●	our public securities’ potential liquidity and trading;
●	the trust account not being subject to claims of third parties;
●	the potential market for our securities;
●	our financial performance;
●	changes in current U.S. or global economic conditions;
●	the effects of inflation;
●	other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings;
●	other factors that the Company may not have currently identified or quantified; and
●	other factors detailed under the section entitled “Risk Factors.”

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	newly formed company without an operating history;
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of equity and/or debt securities to complete a business combination;
●	lack of working capital;
●	third-party claims reducing the per-share redemption price;
●	negative interest rate for securities in which we invest the funds held in the trust account;
●	our stockholders being held liable for claims by third parties against us;
●	failure to enforce our sponsor’s indemnification obligations;
●	warrant holders limited to exercising warrants only on a “cashless basis”;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	dependence on key personnel;
●	conflicts of interest of our sponsor, officers and directors;
●	the delisting of our securities by Nasdaq;
●	dependence on a single target business with a limited number of products or services;
●	shares being redeemed and warrants becoming worthless;
●	our competitors with advantages over us in seeking business combinations;
●	ability to obtain additional financing;
●	our initial stockholders controlling a substantial interest in us;
●	warrants adverse effect on the market price of our common stock;
●	events which may result in the per-share amount held in our trust account dropping below $10.00 per public share;
●	disadvantageous timing for redeeming warrants;
●	registration rights’ adverse effect on the market price of our common stock;
●	business combination with a company located in a foreign jurisdiction;
●	changes in laws or regulations; tax consequences to business combinations;
●	exclusive forum provisions in our amended and restated certificate of incorporation;
●	our ability to continue as a going concern;
●	our ability to access sufficient financing to sustain our operations and consummation our initial business combination;
●	material weakness in our internal control over financial reporting; and
●	potential litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

PART I

ITEM 1. BUSINESS.

We are a blank check company incorporated on November 5, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. We have not commenced any operations nor generated any revenue to date. We generate non-operating income in the form of interest income on investments held in our Trust Account.

The registration statement for our initial public offering was declared effective on March 4, 2021. On March 9, 2021, Iris consummated the initial public offering of 27,600,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 5,013,333 private placement warrants to our sponsor and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters of the IPO, at a price of $1.50 per private placement warrant, generating gross proceeds of $7,520,000. Each warrant (including the private placement warrants and the warrants included as part of the Units) entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Trust Account

Following the closing of the initial public offering, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the offering, including the proceeds from the sale of the private placement warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. After the special stockholders meeting held by Iris on December 20, 2022 to vote upon a charter amendment to extend the time to complete a business combination until June 9, 2023 (subject to an additional three month extension at the discretion of our board of directors (the “Board”)), public stockholders elected to redeem 26,186,896 shares of common stock, resulting in $14,260,191.85 of funds remaining in the Trust Account.

Except with respect to interest earned on the funds held in the Trust Account that may be released to Iris to pay franchise taxes, the proceeds from the initial public offering and the sale of the private placement warrants will not be released from the Trust Account until the earliest of: (i) the completion of initial business combination, (ii) the redemption of Iris’s public shares if Iris does not complete an initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of the Board), or (iii) the redemption of Iris’s public shares properly submitted in connection with a stockholder vote to amend the Iris Certificate of Incorporation to modify the substance or timing of the Iris’s obligation to redeem 100% of its public shares if Iris has not consummated an initial business combination within 24 months (subject to a six-month extension that has been approved by the stockholders) from the closing of the initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Iris’s creditors, if any, which could have priority over the claims of the Iris’s public stockholders.

Liquidation if No Business Combination

Iris only has 24 months (subject to a six-month extension that has been approved by the stockholders) from the closing of the IPO to complete the initial business combination. However, if Iris is unable to complete the initial business combination within that time period, Iris will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of Iris’s remaining stockholders and the Board, liquidate and dissolve, subject, in each case, to Iris’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Redemption Rights

In connection with the business combination, our stockholders will be entitled to redeem all or a portion of their public shares for a pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the business combination, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein.

Our sponsor, officers and directors have agreed to: (i) waive their redemption rights with respect to any founder shares and public shares they hold in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Iris Certificate of Incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if Iris fails to complete the initial business combination within required time period, and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO in favor of the initial business combination.

Background on our Sponsor

Our sponsor, Iris Acquisition Holdings LLC, is owned by: (i) a private equity fund managed by Arrow Capital (“Arrow” or “Arrow Capital”) and (ii) Columbass Limited, a limited company incorporated under the laws of England and Wales (“Columbass”). Columbass is the managing member of our Sponsor.

Arrow is a boutique asset manager and investment advisory firm that is a registered investment management company with offices in Dubai (regulated by Dubai Financial Services Authority – DFSA) and Mauritius (regulated by Financial Services Commission – FSC).

Columbass is a private investment company registered in the United Kingdom.

On June 1, 2022, Tribe Capital Markets LLC (“Tribe”) withdrew as a member of our sponsor. In conjunction with its withdrawal as a member, Tribe resigned as the managing member of our sponsor effective June 1, 2022.  Members holding a majority of the membership interest in the sponsor appointed Arrow Multi Asset Fund – Arrow SP6 as the managing member of the sponsor effective June 1, 2022.

On January 13, 2023, Arrow sold a majority interest in our sponsor to Columbass and appointed Columbass as the managing member of the sponsor.

Our Management Team

We are led by individuals with decades of executive investment experience across several sectors and investment strategies. They collectively possess a deep understanding of and experience in investing and operating companies in sectors such as healthcare, retail, technology, fast-moving consumer goods (FMCG), consumer care, among others, and possess strong knowledge and experience in financial, legal and regulatory matters, initial public offerings, private equity and venture capital. The management team and Board of Directors will be supported by Arrow’s investment team and the broader Arrow Capital organization.

Our Investment Team

Arrow’s investment team brings together a wealth of experience across investment banking, mergers & acquisitions, and asset management. Our investment team is further complemented by world-class support functions across legal, compliance, tax and finance. That team has deep experience in:

•	sourcing, structuring and executing investment opportunities across the public-private spectrum;
•	leveraging insights and experience through proprietary deal flow and investments, helping to qualify and optimize financial structures, performance and strategy of a company; and
•	creating long-term shareholder value through identifying value enhancements and delivering operating efficiency.

Sumit Mehta is our Chief Executive Officer. Mr. Mehta was our Vice President from inception to May 2022. Mr. Mehta has been a managing director at Arrow Capital since 2019. He has over 15 years of experience across Corporate Finance, M&A and Private Equity, and a track record of identifying and executing successful transactions. In his previous role, starting in 2007, Mr. Mehta was the head of Deal Structuring & Advisory at Daman Investments, one of the leading investment companies in Dubai and part of the $5 billion Gargash Group. In his career span, Mr. Mehta has led large and complex investment deals, equity and debt financing transactions ranging from $50 million to $750 million across a wide range of sectors including technology, real estate, hospitality, education, auto, and consumer care. Mr. Mehta started his career with ABN AMRO in India as an investment advisor prior to moving to the Middle East.

Lisha Parmar is our Chief Financial Officer. Ms. Parmar is a seasoned financial services professional with over 13 years of experience in Asset Management, Corporate Finance, M&A and Private Equity advisory across sectors such as high growth technology, consumer care, automobile, real estate, insurance and hospitality in global markets. Ms. Parmar is currently a Vice President at Arrow Capital, where she leads origination, strategy, structuring, due-diligence and closing of buy-side and sell-side M&A advisory, Private Debt and Equity Fund raising and capital market advisory transactions including working closely with Companies and Founders on driving business growth and value post transaction. Prior to Arrow Capital, Ms. Parmar served as a Senior Associate at Daman Investments from 2017 to 2019, one of the leading investment companies in Dubai and family/ investment office of the Gargash Group in their Deal Structuring & Advisory Division. Ms. Parmar started her career with J.P. Morgan & Co in 2009 where she spent 7 years in J.P. Morgan Global Asset Management, responsible for portfolio management, research and investment analytics of Real Estate and Global Equities Fund Strategies with collectively $100+ billion in client assets. Ms. Parmar received her Masters in Management Studies in Finance from University of Mumbai and is currently pursuing a CFA designation.

Omkar Halady is our Vice President. Mr. Halady has over 11 years of experience in M&A, Private Equity and transactional advisory across sectors such as education, hospitality, healthcare, technology, FMCG and food & beverage. He has worked closely with founders of tech-driven businesses advising on growth strategy, fund raising and improving overall operations of company, guiding them through their growth journey. Mr. Halady is currently serving as a Senior Associate at Arrow Capital since 2021, responsible for buy-side and sell-side advisory transactions, Prior to Arrow Capital, Mr. Halady worked as a consultant in various GCC based private consulting firms such as Ideal Management Consultants (UAE based Consulting Firm) and Falak Consulting (Bahrain based Consulting Firm) between 2013-2021. Mr. Halady has also served in various analytical roles at Big 4 names such as Ernst & Young and Grant Thornton LLP from 2010 - 2013. Mr. Halady holds a Bachelors of Commerce from Periyar University.

Our Directors

Rohit Nanani is the Founder and CEO of Arrow Capital, which he founded in 2016, a leading boutique asset manager and investment advisory firm. Mr. Nanani has a proven track record as an international banker with 20+ years of experience in global financial markets. He has held several executive positions across notable global institutions, including as a Managing Director with Barclays Bank Plc (DIFC - Dubai), starting in 2013, and heading the GSAC (South Asian Clients) business and as Executive Director at UBS Singapore, having clientele across South East Asia, Middle East, Africa and UK. Prior to his private banking experience, Mr. Nanani spent ten years with global institutions such as ABN AMRO and Bank of Nova Scotia in India in the Corporate Banking business. His rich and varied experience across corporate banking and private banking gives him an advantage in providing holistic advisory services to ultra-high net worth clients and large family offices. Mr. Nanani was selected to serve as a director because of his experience as Founder and CEO of Arrow Capital, and his experience in investment banking.

Richard Peretz retired as the chief financial officer and treasurer of UPS, which he served from 2015 to 2020. Mr. Peretz was responsible for Global Finance activities at UPS. He also served as a member of the UPS Management Committee, setting strategy for long-term growth including the current capital structure realignment and transformation initiatives. Mr. Peretz was also responsible for UPS’s Initial Public Offering in 1999, at the time the largest in U.S. history. Prior to being named CFO, Mr. Peretz held various leadership positions at UPS, including corporate controller and treasurer from 2007-2015. Mr. Peretz currently serves as a director and chairman of the audit committee for Altus Power Inc. (NYSE: AMPS) and as executive chairman of Semper Paratus Acquisition Corp., a special purpose acquisition company (NASDAQ: LGST). Mr. Peretz has an MBA from Emory University and holds a Bachelors of Business Administration from The University of Texas (San Antonio). Mr. Peretz was selected to serve as a director because of his extensive experience at a public company.

Manish Shah has a multi-decade career as an investor, operator and banker, including experience at Morgan Stanley and Bear Stearns’ Technology investment banking groups and as a senior executive of a Nasdaq listed optical networking company. Since leaving Bear Stearns in 2006, he has invested his family’s capital in real estate and to sponsor a private investment platform, The London Fund, for growth companies, is a Senior Managing Director at Palladius Capital Management, a real estate asset management company, and is a

Principal at Two Kings Mgmt LLC, a family office. Manish graduated from Yale University and Harvard University Law School. He has served as a founding board member for Yale’s Jackson School for Global Affairs and a member of Harvard’s Alumni Real Estate Board. He currently serves as an independent director on the board of Everyrealm. Mr. Shah was selected to serve as a director due to his extensive experience in investment banking.

Shashibhushan Borade is the Head of Statistical Arbitrage at Vatic Investments (“Vatic”) since January 2023. Prior to this, Dr. Borade served as the Deputy Head of Quantitative Investments at Vatic since 2021. Prior to joining Vatic, Dr. Borade was a Portfolio Manager at Engineers Gate LP from 2015 to 2021, where he led the design and implementation of a medium frequency research and trading system in global equities. Previously, he was a Vice-President in the equity statistical arbitrage group at D.E. Shaw & Co., where he worked for seven years, from 2008 to 2015. Dr. Borade received a B.Tech. in Electrical Engineering from the Indian Institute of Technology Bombay in 2002 and was awarded a Silver Medal for the best overall performance in Electrical Engineering, and received his Ph.D. and S.M. in Electrical Engineering and Computer Science from Massachusetts Institute of Technology with a Presidential Fellowship. Dr. Borade was selected to serve as a director because of his experience in investment management, financial analysis and risk management.

Business Strategy

Our strategy is to identify a business combination that we believe can benefit from our experience and strategic guidance, thus creating long-term value for our shareholders. We believe opportunities exist to target and combine with a high-growth business that are fundamentally sound and are poised for continued and accelerating growth, but need some form of financial, operational, strategic or managerial guidance to maximize value.

Acquisition Criteria

The objective is to generally merge with businesses which have compounding characteristics, strong growth potential, good capital efficiency, showing signs of creating large value within a niche of large sector and are run by competent management teams. We are industry-agonistic and opportunistic and will also focus on acquiring companies in special situations arising out of market or industry dynamics. While we are industry-agnostic, we intend to prioritize (i) emerging markets followed by the United States and rest of Asia (excluding China and Hong Kong), and (ii) technology-led companies focused on essential sectors. Below are the general criteria and guidelines that we believe are consistent with our acquisition philosophy and our management’s experience, and that we believe are important in evaluating prospective target businesses. Our target search and evaluation process will be guided by the following criteria; however, we may decide to consummate our initial business combination with a target business that does not meet one or more of these criteria and guidelines.

Potential to grow globally. We intend to prioritize technology businesses with the potential to expand internationally and operating in a growing global market that is ripe for disruption.

Steady Growth Business with High Revenue Potential. We will focus on investments whose growth potential is backed by adoption of technology and whose end product can be consumed by the growing middle-class population. We view growth as an important driver of value and will seek companies whose growth potential can generate meaningful upside potential.

Strong Management Background. We intend to acquire a business that has an experienced management team with a proven track record for producing rapid growth and with an ability to clearly and confidently articulate the business and market opportunities to public market investors. As such, we will spend significant time assessing a company’s leadership and personnel, and evaluating what we can do to augment and/or upgrade the team over time as needed.

Efficient use of Capital to meet Growth Objectives. We will seek businesses that we believe are at an inflection point where the utilization of our capital can further propel the expansion of their business to the next operating level. We will spend significant time assessing a company’s growth plans and projections to understand how our capital translates to operating growth and investor returns over the long-term.

Uniqueness of Product Offering. We will evaluate metrics such as recurring revenues, product life cycle, market share, cohort consistency, customer lifetime value, and customer acquisition costs to focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices.

Attractive Valuations. We will seek target companies for our initial business combination based on disciplined valuation-centric metrics.

Public Market Readiness. We will seek to acquire a business that has or can put in place prior to the closing of a business combination the governance, financial systems and controls required in the public markets.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses that satisfy the 80% of net assets test at the time of the agreement to enter into the initial business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees and Human Capital Resources

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the stage of the initial business combination process Iris is in. Accordingly, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934 (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, such as this Annual Report on Form 10-K, contain financial statements audited and reported on by our independent registered public accountants.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by The Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (“IPO”), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either: (1) the market value of our shares of common stock held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of any reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Significant Events and Transactions

We entered into a Business Combination Agreement (the “Business Combination Agreement”) with Iris Parent Holding Corp., a Delaware corporation (“ParentCo”), Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”), Liminatus Pharma Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“Liminatus Merger Sub”), and SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“SPAC Merger Sub”) on November 30, 2022. Pursuant to the Business Combination Agreement, and assuming the satisfaction or waiver of various closing conditions, including approval of the business combination by our stockholders, (a) Liminatus Merger Sub will merge with and into Liminatus (the “Liminatus Merger”), with Liminatus surviving the Liminatus Merger as a direct wholly-owned subsidiary of ParentCo, and (b) simultaneously with the Liminatus Merger, SPAC Merger Sub will merge with and into Iris (the “SPAC Merger”), with Iris surviving the SPAC Merger as a direct wholly-owned subsidiary of ParentCo.

Concurrently with the execution of the Business Combination Agreement, ParentCo and Iris entered into an equity subscription agreement (the “PIPE Equity Subscription Agreement”) with one accredited investor (the “PIPE Investor”) pursuant to which the PIPE Investor has committed to purchase 1,500,000 shares of ParentCo common stock at a purchase price per share of $10.00 (the “PIPE Shares”), for an aggregate purchase price of $15,000,000. The obligations to consummate the transaction contemplated by the PIPE Equity Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

Simultaneously with the PIPE Equity Subscription Agreement, ParentCo and Iris entered into a convertible note subscription agreement (the “Convertible Note Subscription Agreement”) with one accredited investor (the “PIPE Subscriber”) pursuant to which the PIPE Subscriber has committed to subscribe for and purchase 8% convertible notes (the “Convertible Notes”) of and from ParentCo in an aggregate principal amount of $25,000,000 due three years after the closing of the business combination, with an initial conversion price of $11.50 per share of ParentCo common stock, which is subject to future downward adjustment based upon the market price of the publicly traded ParentCo common stock. The obligations to consummate the transactions contemplated by the Convertible Note Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

Concurrently with the execution of the Business Combination Agreement, Iris, Liminatus, and our sponsor entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which our sponsor agreed to, among other things, (i) appear at the Stockholder Meeting and vote all of its shares of Class B common stock of Iris it holds or has the power to vote (including any acquired in future) in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) be bound by certain transfer restrictions with respect to its shares of Class B common stock of Iris, and (iii) not redeem any of its shares of Class B common stock of Iris in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

Concurrently with the execution of the Business Combination Agreement, ParentCo entered into a Lock-Up Agreement (“Lock-Up Agreement”) with our sponsor, and certain Liminatus members with respect to the shares of ParentCo common stock that will be issued as consideration under the Business Combination Agreement. The Lock-Up Agreement includes, among other things, that certain Liminatus members will not be able to transfer any shares of ParentCo common stock beneficially owned or otherwise held by them for a certain period.

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

At the time of your investment in us, you were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our Board may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders currently own 83.8% of our outstanding common stock. Our initial stockholders and management team may also from time to time purchase Class A common stock prior to our initial business combination. Currently, our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would not need any of the public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. The Business Combination Agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, and will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the representative of the underwriters will not be adjusted for any shares that are redeemed in connection with our initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of our Board) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of our Board). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of our Board), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of our Board). Our ability to complete our initial business combination may be adversely impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until at least June 9, 2023 (subject to an additional three month extension at the discretion of our Board), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $1,000,000 was available to us initially outside the trust account to fund our working capital requirements. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to the registration statement filed in connection with our initial public offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of: (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if: (i) we have sufficient funds outside of the trust account or (ii) we consummate our initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:
o	registration as an investment company with the SEC;
o	adoption of a specific form of corporate structure; and
o	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our common stock is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of our Board); or (iii) absent an initial business combination within 24 months from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of our Board) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of our Board) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business, such as Liminatus, with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the initial business combination is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our Board cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

In December 2020, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 5,750,000 founder shares. In February 2021, we effected a stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 6,900,000 founder shares. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 27,600,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. Currently, the founder shares represent 83.8% of the outstanding shares. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor and the underwriter of our initial public offering (Cantor) purchased an aggregate of 5,013,333 private placement warrants of which 4,177,778 private placement warrants were purchased by our sponsor and 835,555 private placement warrants were purchased by Cantor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per warrant, or $7,520,000, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing our initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to certain limitations, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of our Board) or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, or (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of our Board), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of our Board) is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait by June 9, 2023 (subject to an additional three month extension at the discretion of our Board) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

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

●	may significantly dilute the equity interest of our existing investors;
●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own 20% of our common stock following our initial public offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. Currently, the founder shares represent 83.8% of the outstanding shares. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration rights agreement among us, our initial stockholders and Cantor; the private placement warrants purchase agreement between us and our sponsor; the private placement warrants purchase agreement between us and Cantor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our Board, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our Board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 83.8% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to our units, their treatment for U.S. federal income tax purposes is uncertain, and the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one-fourth of one redeemable warrant included in each unit could be challenged by the Internal Revenue Service or the courts. In addition, if we are determined to be a personal holding company for U.S. federal income tax purposes, our taxable income would be subjected to an additional 20% federal income tax, which would reduce the net after-tax amount of interest income earned on the funds placed in our trust account. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares suspend the running of a U.S. holder’s holding period for purposes of determining whether (i) any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss, (ii) any dividends we pay would be considered “qualified dividends” for U.S. federal income tax purposes and (iii) any dividend we pay would be eligible for the corporate dividends-received deduction. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

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

We are a blank check company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination, including the proposed business combination with Liminatus. If we fail to complete our initial business combination, we will never generate any operating revenues.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We identified a material weakness in our internal control over financial reporting. We identified a material weakness in our controls over financial reporting as of December 31, 2022 related to the Company’s accounting for complex financial instruments. Such material weakness was evidenced by errors and subsequent restatements of previously issued financial statements related to the Company’s accounting for warrants and common stock subject to possible redemption. This material weakness remains unremediated at December 31, 2022.

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

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Risks Related to the Business Combination

You should carefully consider the following risk factors, which we believe represent some of the material risks related to our proposed business combination with Liminatus, in addition to the other information included in this annual report. Unless otherwise indicated, reference in this section and elsewhere in this annual report to the proposed business combination with Liminatus being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and future prospects. These factors do not comprise all risks related to our proposed business combination with Liminatus known at this time, and we intend to disclose additional material risks in subsequent filings related to the business combination. There is no guarantee that the proposed business combination will close. These factors should be considered carefully, together with the information and financial data set forth in this annual report.

The sponsor and Iris’s current directors and executive officers and their affiliates own shares of Class B common stock and warrants that will be worthless (other than with respect to public shares they may have acquired during or after Iris’s initial public offering) and may incur reimbursable expenses that may not be reimbursed or repaid if the proposed business combination is not approved. Such interests may have influenced their decision to approve the business combination.

The sponsor, Iris’s officers and directors and/or their affiliates beneficially own shares of Class B common stock or warrants that they purchased prior to, or simultaneously with, Iris’s initial public offering. The sponsor and Iris’s executive officers, directors and their affiliates have no redemption rights with respect to these securities in the event a business combination is not effected in the required time period. Therefore, if the business combination contemplated by the Business Combination Agreement or another business combination is not approved within the required time period, such securities will be worthless. Additionally, the sponsor, Iris’s officers, directors, and any of their respective affiliates are entitled to reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on Iris’s behalf, such as identifying and investigating possible business targets and business combinations. Any such payments prior to the business combination will be made from: (i) funds held outside the Trust Account or (ii) interest earned on the Trust Account and released to Iris to pay its taxes. As of December 31, 2022, Iris’s officers, directors, initial stockholders and their affiliates had incurred approximately $1,040,000 for working capital purposes payable at the closing of the business combination.  Furthermore, in order to finance transaction costs in connection with an intended business combination, the sponsor or an affiliate of the sponsor or certain of Iris’s officers and directors may, but are not obligated to, loan Iris funds as may be required. These loans will be due and payable in full on December 31, 2023 if Iris does not complete the business combination.

These financial interests may have influenced the decision of Iris’s directors and officers to approve the business combination and to continue to pursue such business combination.

Since the sponsor will lose its entire investment in Iris if a business combination is not completed (other than with respect to public shares it may acquire), a conflict of interest may arise in determining whether the business combination, or an alternative initial business combination, is appropriate for Iris’s business combination.

In December 2020, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 5,750,000 shares of Class B common stock, or approximately $0.004 per share. In February 2021, we effected a stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 6,900,000 shares of Class B common stock. The shares of Class B common stock will be worthless if we do not complete a business combination.

As a result, the sponsor may be incentivized to complete the business combination, or an alternative initial business combination with a less favorable company or on terms less favorable to stockholders, rather than to liquidate, in which case the sponsor would lose its entire investment. Further, Iris’s Class B contribution and the surrendering and forfeiture of all private placement warrants held by the sponsor for no consideration to be effected pursuant to the Business Combination Agreement, the sponsor may realize a positive return on invested capital as a result of the business combination. As a result, the sponsor may have a conflict of interest in determining whether Liminatus is the appropriate business with which to effectuate a business combination and/or in evaluating the terms of the business combination. The Board was aware of and considered these interests, among other matters, in evaluating and unanimously approving the business combination and in recommending to Iris’s stockholders that they approve the business combination.

The exercise of Iris’s directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the business combination may result in a conflict of interest when determining whether such changes to the terms of the business combination or waivers of conditions are appropriate and in Iris’s stockholders’ best interest.

In the period leading up to the closing of the business combination, events may occur that, pursuant to the Business Combination Agreement, would require Iris to agree to amend the Business Combination Agreement, to consent to certain actions taken by Liminatus or to waive rights that Iris is entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Liminatus’s business, a request by Liminatus to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on Liminatus’s business and would entitle Iris to terminate the Business Combination Agreement. In any of such circumstances, it would be at Iris’s discretion, acting through its Board, to grant its consent or waive those rights. The existence of the financial and personal interests of the directors described in the preceding risk factors may result in a conflict of interest on the part of one or more of the directors between what he or they may believe is best for Iris and what he or they may believe is best for himself or themselves in determining whether or not to take the requested action.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited by the same.

Our sponsor, Iris Acquisition Holdings LLC, is a Delaware limited liability company, but as our sponsor has certain ties with non-U.S. persons, CFIUS may deem our sponsor a “foreign person.” As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings.

We may choose to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. If we do not file voluntarily with CFIUS and obtain CFIUS clearance of the initial business combination, CFIUS may initiate a review at any time in the future. Following review, CFIUS may decide to block the initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we haven’t first obtained CFIUS clearance, which may have an impact on the potential value of the transaction.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by June 9, 2023 (subject to an additional three month extension at the discretion of the Board), because the review process continues on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate and whether the Extension Amendment Proposal has been approved, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares that occur after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance, there is significant risk that the Excise Tax will apply to any redemptions of our public shares after December 31, 2022, including redemptions made if we are unable to consummate a business combination by or before the termination date of the Business Combination Agreement, which is June 7, 2023. The application of the Excise Tax to any redemptions we make after December 31, 2022 could potentially reduce the per-share amount that our Public Stockholders would otherwise be entitled to receive.

There may be tax consequences of the business combination that adversely affect Iris stockholders and holders of Public Warrants.

We intend for the proposed business combination to qualify (in whole or in part) as a tax-deferred exchange for U.S. federal income tax purposes under Section 351 of the Code. In addition, we intend for U.S. federal income tax purposes that the SPAC Merger qualifies as a tax-deferred reorganization under Section 368(a)(2)(E) or Section 368(a)(1)(B) of the Code to the extent that the applicable requirements are satisfied. If the SPAC Merger only qualifies as a tax-deferred exchange under Section 351 of the Code and does not qualify as a tax-deferred reorganization under Section 368(a) of the Code, then the exchange of public warrants for ParentCo warrants in the SPAC Merger would not qualify for tax-deferred treatment and would be taxable as will be further described in the registration statement to be filed in connection with the business combination. There are significant factual and legal uncertainties as to whether the SPAC Merger will qualify as a tax-deferred reorganization under Section 368(a) of the Code, including that the assets of Liminatus are only investment-type assets and that it cannot be determined until following the closing of the business combination whether ParentCo will continue a significant line of Liminatus’s historic business or use a significant portion of Liminatus’s historic business assets. Under Section 368(a) of the Code, the acquiring corporation must continue, either directly or indirectly through certain controlled corporations, either a significant line of the acquired corporation’s historic business or use a significant portion of the acquired corporation’s historic business assets in a business. However, there is an absence of guidance as to how the provisions of Section 368(a) of the Code apply in the case of an acquisition of a corporation with only investment-type assets, such as Iris, and there are significant factual and legal uncertainties concerning the determination of this requirement. Moreover, qualification of the SPAC Merger as a tax-deferred reorganization under Section 368(a) of the Code is based on facts which will not be known until or following the closing of the business combination (such as the level of redemptions). As a result, Holland & Knight is unable to opine as to whether the SPAC Merger constitutes a reorganization under Section 368(a) of the Code. The closing of the business combination is not conditioned upon the receipt of an opinion of counsel that the business combination will so qualify as a tax-deferred reorganization under Section 368(a) of the Code. The parties intend to report: (a) the Liminatus Merger and the SPAC Merger taken together as a tax-deferred exchange under Section 351 of the Code, and (b) the SPAC Merger as a tax-deferred reorganization under Section 368(a) of the Code to the extent the applicable requirements are satisfied. However, any change that is made after the date hereof in any of the foregoing bases for the intended tax treatment, including any inaccuracy of the facts or assumptions upon which such expectations were based, could adversely affect the intended tax treatment.

Further, Iris has not sought, and does not intend to seek, a ruling from the IRS as to any U.S. federal income tax consequences described herein. The IRS may disagree with the descriptions of U.S. federal income tax consequences contained herein, and its determination may be upheld by a court. Any such determination could subject an investor or Iris to adverse U.S. federal income tax consequences that would be different than those described herein. Accordingly, no assurance can be given that the Liminatus Merger and the SPAC Merger, taken together or separately, will qualify for tax-deferred treatment under Section 351 or Section 368(a) of the Code. Each prospective investor is strongly urged to consult with a tax advisor with respect to the specific U.S. federal, state, local or foreign income or other tax consequences of the business combination to such prospective investor.

 The scope of due diligence Iris has conducted in conjunction with the business combination may be different than would typically be conducted in the event Liminatus pursued an underwritten initial public offering, and you may be less protected as an investor from any material issues with respect to Liminatus’s business, including any material omissions or misstatements contained in the registration statement or this proxy statement/prospectus, than an investor in an initial public offering.

The scope of due diligence Iris has conducted in conjunction with the business combination may be different than would typically be conducted in the event Liminatus pursued an initial public offering. In a typical initial public offering, the underwriters of the offering conduct due diligence on Iris to be taken public, and following the offering, the underwriters are subject to liability to private investors for any material misstatements or omission in the registration statement. While potential investors in an initial public offering typically have a private right of action against the underwriters of the offering for any of these material misstatements or omissions, there are no underwriters of the ParentCo common stock and ParentCo warrants that will be issued pursuant to the registration statement that will be filed in connection with the business combination and thus no corresponding right of action is available to investors in the business combination for any material misstatements or omissions in such registration statement. Therefore, as an investor in the business combination, you may be exposed to future write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative impact on ParentCo’s financial condition and its share price, which could cause you to lose some or all of your investment without certain recourse against any underwriter that may be available in an underwritten offering.

Iris may not be able to realize the anticipated benefits from the business combination.

The successful completion of the business combination may not yield the anticipated benefits or the benefits may not occur in the anticipated time frame. Moreover, the ability to realize the benefits in the expected time frame may be materially adversely affected by a number of factors. The proposed business combination to date has placed, and future acquisitions could continue to place, significant demands on both Liminatus’s and Iris’s administrative, operational and financial resources and may also result in the assumption of unexpected liabilities and may divert management’s attention from the operation of Liminatus’s business.

Additionally, strategic investments and partnerships with other companies may expose ParentCo to the risk that it may not be able to control the operations of the investee or partnership, which could decrease the amount of benefits ParentCo realizes from a particular relationship. ParentCo will also be exposed to the risk that its partners in strategic investments may encounter financial difficulties that could lead to disruption of investee or partnership activities, or impairment of assets acquired, which could materially adversely affect future reported results of operations and financial condition.

Each of Iris and Liminatus have incurred and will incur substantial costs in connection with the business combination and related transactions, such as legal, accounting, consulting and financial advisory fees.

Each of Iris and Liminatus have incurred and expect that it will incur significant, non-recurring costs in connection with consummating the business combination. Iris and Liminatus may also incur additional costs to retain key employees. Iris and Liminatus will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the business combination. Although the parties have been provided with estimates of the costs for each advisory firm, the total actual costs may exceed those estimates and some of these costs are payable regardless of whether the business combination are completed.

While Iris and Liminatus work to complete the business combination, management’s focus and resources may be diverted from operational matters and other strategic opportunities.

Successful completion of the business combination may place a significant burden on the management of Iris and Liminatus and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition process could harm ParentCo’s business, financial condition, results of operations and prospects, including with respect to any future growth-oriented acquisitions undertaken by ParentCo. Diversion of management’s attention and any difficulties encountered in the transition process could have an adverse effect on ParentCo.

Iris’s operations may be restricted during the pendency of the business combination pursuant to terms of the Business Combination Agreement.

Iris is, prior to the consummation of the business combination, subject to customary interim operating covenants relating to carrying on its business in the ordinary course of business and is also subject to customary restrictions on actions that may be taken during such period without the consent of Liminatus. As a result, Iris may be unable, during the pendency of the business combination, to make certain acquisitions, dispositions and capital expenditures, borrow money or otherwise pursue other actions, even if such actions would prove beneficial.

The consummation of the business combination is subject to a number of conditions. If those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the business combination may not be completed.

The Business Combination Agreement is subject to a number of conditions which must be fulfilled in order to complete the business combination. Those conditions include: (i) approval by Iris’s stockholders; (ii) the absence of any statute, rule, regulation, injunction, order, or decree that is enacted, entered, promulgated, or enforced and prohibits, prevents, or makes illegal the completion of the business combination; and (iii) the absence of any claim, litigation or proceeding initiated and pending or threatened relating to the Business Combination Agreement or the business combination, or seeking to prevent the completion of the business combination. Each party’s obligation to complete the business combination is also subject to certain additional customary conditions. These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the business combination may not be completed.

Iris’s ability to consummate the business combination may be negatively impacted because neither the Board nor any committee of the Board obtained a valuation or fairness opinion in determining whether or not to pursue the business combination, and as a result, the terms may not be fair from a financial point of view to Iris’s stockholders.

Neither the Board nor any committee of the Board is required to obtain an opinion from an independent investment banking or accounting firm regarding the value of Liminatus or that the price that Iris is paying for Liminatus in the business combination is fair to Iris or its stockholders from a financial point of view. In analyzing the business combination, the Board conducted due diligence on Liminatus. It also consulted with Liminatus’s management and legal counsel, financial advisors and other advisors and considered a number of factors, uncertainties and risks, and concluded that the business combination was in the best interest of Iris’s stockholders. The Board believes that because of the skills and background of its directors, it was qualified to conclude that the business combination was fair from a financial perspective to its stockholders and that Liminatus’s fair market value was at least 80% of the balance of the funds in the Trust Account (excluding any taxes payable). Accordingly, investors will be relying solely on the judgment of the Board in valuing Liminatus, and the Board may not have properly valued Liminatus. As a result, the terms may not be fair from a financial point of view to Iris’s stockholders. The lack of a valuation or fairness opinion may also lead an increased number of Iris’s stockholders to vote against the business combination or demand redemption of their Class A common stock, which could potentially impact Iris’s ability to consummate the business combination.

Iris has $14,260,191.85 in the Trust Account at December 31, 2022 and if public stockholder redemptions in connection with the vote for the business combination exceed $9,260,290.85, Iris will not have at least $5,000,001 in net tangible assets, which will not allow it to proceed with the business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 3rd Floor Zephyr House, 122 Mary Street, George Town, PO Box 10085, Grand Cayman KY1-1001. We believe that our current office space is suitable and adequate for present purposes, and that the productive capacity is substantially being utilized.

ITEM 3. LEGAL PROCEEDINGS.

There are currently no material pending legal proceedings against us or to which any of our property is subject.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is currently listed on Nasdaq under the symbol “IRAA”. Our Redeemable Warrants are currently listed on Nasdaq under the symbol “IRAAW”. Additionally, shares of our Class A common stock and Redeemable Warrants trade as Units consisting of one share of Class A common stock and one-fourth of one Redeemable Warrant, and are listed on Nasdaq under the symbol “IRAAU”.

Holders

As of April 14, 2023, there was 1 holder of record of our Class A common stock, 1 holder of record of our Class B common stock, 1 holder of record of our units, and 3 holders of record of our warrants. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of the initial business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of the combined company’s board of directors at such time. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on November 5, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate the business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. The registration statement for our initial public offering was declared effective by the SEC on March 4, 2021. On March 9, 2021, we consummated the initial public offering of 27,600,000 Units at a price of $10.00 per Unit, for total gross proceeds of $276,000,000. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant entitling its holder to purchase one share of common stock at a price of $11.50 per share.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,013,333 private placement warrants to our sponsor and Cantor at a purchase price of $1.50 per private placement warrant pursuant to warrant purchase agreements. The sale of the private placement warrants generated gross proceeds to us of $7,520,000.

On June 1, 2022, Tribe withdrew as a member of our sponsor. In connection with the withdrawal of Tribe as a member of our sponsor: (1) on July 26, 2022, the following actions occurred: (i) Arjun Sethi resigned in his capacity as our Chairman and Chief Executive Officer, (ii) Henry Ward resigned from his role as an independent director, (iii) Omar Chohan resigned from his role as Chief Financial Officer, and (iv) Ted Maidenberg resigned from his role as our Secretary; and (2) on July 27, 2022, the following actions occurred (i) our sponsor changed its name from Tribe Arrow Holdings I LLC, to Iris Acquisition Holdings LLC, and (ii) our strategy to identify a target business was revised as described in Item 8.01 of its Form 8-K filed on July 27, 2022. The director and officer departures were not the result of any disagreement between us and such individuals on any matter relating to our operations, policies, or practices.

Effective July 26, 2022, the Board appointed: (i) Sumit Mehta to serve as our Chief Executive Officer, (ii) Lisha Parmar to serve as our Chief Financial Officer, and (iii) Omkar Halady to serve as our Vice President. Also, Rohit Nanani was elevated from member to Chairman of the Board.

On August 30, 2022, the Board appointed Manish Shah to serve as a director until our next annual meeting of stockholders. Mr. Shah has been appointed to the Audit Committee and Compensation Committee of the Board. On November 14, 2022, Duriya Farooqui resigned from the Board, effective December 15, 2022. On January 18, 2023, the Board appointed Dr. Shashibhushan Borade to serve as a director until our next annual meeting of stockholders. Dr. Borade was appointed to the Audit Committee of the Board.

Significant Events and transactions

We entered into the Business Combination Agreement on November 30, 2022. Pursuant to the Business Combination Agreement, and assuming the satisfaction or waiver of various closing conditions, including approval of the business combination by our stockholders, (a) Liminatus Merger Sub will merge with and into Liminatus, with Liminatus surviving the Liminatus Merger as a direct wholly-owned subsidiary of ParentCo, and (b) simultaneously with the Liminatus Merger, SPAC Merger Sub will merge with and into Iris, with Iris surviving the SPAC Merger as a direct wholly-owned subsidiary of ParentCo.

Concurrently with the execution of the Business Combination Agreement, we and ParentCo entered into the PIPE Equity Subscription Agreement with the PIPE Investor pursuant to which the PIPE Investor has committed to purchase the PIPE Shares for an aggregate purchase price of $15,000,000. The obligations to consummate the transaction contemplated by the PIPE Equity Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

Simultaneously with the PIPE Equity Subscription Agreement, we and ParentCo entered into the Convertible Note Subscription Agreement with the PIPE Subscriber pursuant to which the PIPE Subscriber has committed to subscribe for and purchase the Convertible Notes of and from ParentCo in an aggregate principal amount of $25,000,000 due three years after the closing of the business combination, with an initial conversion price of $11.50 per share of ParentCo common stock, which is subject to future downward adjustment based upon the market price of the publicly traded ParentCo common stock. The obligations to consummate the transactions contemplated by the Convertible Note Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

Concurrently with the execution of the Business Combination Agreement, we, Liminatus and our sponsor, entered into the Sponsor Support Agreement, pursuant to which our sponsor agreed to, among other things, (i) appear at the Stockholder Meeting and vote all of its shares of Class B common stock it holds or has the power to vote (including any acquired in future) in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) be bound by certain transfer restrictions with respect to its shares of Class B common stock, and (iii) not redeem any of its shares of Class B common stock in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

Concurrently with the execution of the Business Combination Agreement, ParentCo entered into the Lock-Up Agreement with our sponsor, and certain Liminatus members with respect to the shares of ParentCo common stock that will be issued as consideration under the Business Combination Agreement. The Lock-Up Agreement includes, among other things, that certain Liminatus members will not be able to transfer any shares of ParentCo common stock beneficially owned or otherwise held by them for a certain period.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 5, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, and identify a target company for its initial business combination. We generate non-operating interest income from permitted cash and cash equivalents and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence. We will not generate any operating revenues until the closing and completion of its initial business combination.

For the year ended December 31, 2022, we had net income of approximately $10,249,254, which consisted of income of $579,989 for the forgiveness of unrelated vendor payables, $9,586,864 gain on the change in fair value of warrants and interest income on investments held in the Trust Account of $3,074,691, which is offset by $2,452,467 of formation and offering costs.

December 31, 2021, we had net income of $4,369,659, which consisted of a gain on the change in fair value of warrants $7,792,536, interest income on investments held in the Trust Account for $16,842, the excess of fair value of private placement warrants over proceeds received for $298,825, and offering costs of $606,622, which are partially offset by $2,534,272 of formation and operating costs.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of December 31, 2022, we had $280,640 in our operating bank account, negative working capital of approximately $2,783,636, which excludes franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2022 and December 31, 2021, there were no working capital loans outstanding.

For the year ended December 31, 2022, net cash used in operating activities was $1,095,588, which was the result of a lack of income from operations and the payment of operating costs.

For the year ended December 31, 2021, net cash used in operating activities was $1,215,879, which was due to our net income of $4,369,659, change in fair value of warrant liability of $7,792,536, change in operating assets and liabilities of $1,318,393, and interest earned on investments held in the Trust Account for $16,842; which was partially offset by offering costs of $606,622 and excess of fair value of private placement warrants over proceeds received for $298,825.

For the year ended December 31, 2022, there was cash provided by investing activities of $263,963,913, which was the result of net proceeds from investment held in the Trust Account.

For the year ended December 31, 2021, there was $276,000,000 used in net cash from investing activities which was a result of cash being deposited into the Trust Account.

For the year ended December 31, 2022, net cash used in financing activities was $262,923,913 which was a result of Class A common stock that was redeemed in December 2022, which was offset by proceeds from the promissory note from a related party for $1,040,000.

For the year ended December 31, 2021, net cash provided by financing activities was $277,552,107, which was a result of proceeds from the sale of Units, net of offering costs for $275,552,107, proceeds from the issuance of private placement warrants for $7,520,000 partially offset by the payment of the underwriter discount for $5,520,000.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our shares of common stock upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that if the Company is unable to complete a business combination by June 9, 2023 (subject to an additional three month extension at the discretion of our Board) (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a business combination before the termination date of the Business Combination Agreement, which is June 7, 2023.

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

Common Stock Subject to Possible Redemption

We account for shares of common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as a component of stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06 Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020.  The Company is currently evaluating the effect that the updated standard will have on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IRIS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Iris Acquisition Corp (formerly known as Tribe Capital Growth Corp I)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Iris Acquisition Corp (formerly known as Tribe Capital Growth Corp I) (the “Company”) as of December 31, 2022 and 2021, the related  statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 9, 2023 or seek the approval of its stockholders to extend the business combination deadline by an additional three months through September 9, 2023. The Company entered into a definitive merger agreement with a business combination target on November 30, 2022; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals and satisfy the required closing conditions prior to June 9, 2023, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time any period of time after June 9, 2023 in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
April 18, 2023

IRIS ACQUISITION CORP

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets
Cash	$280,640	$336,228
Due from Sponsor	1,256	1,256
Prepaid expenses and other current assets	78,753	84,438
Total current assets	360,649	421,922
Cash and Investments held in Trust Account	15,127,621	276,016,842
Total Assets	$15,488,270	$276,438,764

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,489,462	$1,090,389
Due to related party	75,000	90,000
Franchise tax payable	447,133	200,000
Income taxes payable	539,823	—
Promissory note - related party	1,040,000	—
Total current liabilities	3,591,418	1,380,389
Deferred underwriting fee payable	9,660,000	9,660,000
Deferred tax liability	—	—
Warrant liability	942,646	10,529,510
Total Liabilities	14,194,064	21,569,899

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 1,413,104 and 27,600,000 shares at $10.71 and $10.00 redemption value at December 31, 2022 and December 31, 2021, respectively	15,127,621	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 1,413,104 and 27,600,000 shares subject to possible redemption) at December 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	140,000	—
Accumulated deficit	(13,974,105)	(21,131,825)
Total Stockholders’ Deficit	(13,833,415)	(21,131,135)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$15,488,270	$276,438,764

The accompanying notes are an integral part of these financial statements.

IRIS ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021
Formation and operating costs	$2,452,467	$2,534,272
Forgiveness of unrelated vendor payables	(579,989)	—
Loss from operations	(1,872,478)	(2,534,272)

Other income (expense):
Gain on change in fair value of warrant liability	9,586,864	7,792,536
Interest income on marketable securities held in Trust Account	3,074,691	16,842
Offering costs	—	(606,622)
Excess of fair value of Private Warrants over proceeds received	—	(298,825)
Total other income	12,661,555	6,903,931

Income before provision for income taxes	10,789,077	4,369,659
Provision for income taxes	(539,823)	—
Net income	$10,249,254	$4,369,659

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,528,255	27,528,255
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.30	$0.13
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000
Basic and diluted net income per share, Class B common stock	$0.30	$0.13

The accompanying notes are an integral part of these financial statements.

IRIS ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	6,900,000	$690	$24,310	$(1,302)	$23,698
Remeasurement of shares of Class A common stock subject to possible redemption	—	—	(24,310)	(25,500,182)	(25,524,492)
Net income	—	—	—	4,369,659	4,369,659
Balance - December 31, 2021	6,900,000	690	—	(21,131,825)	(21,131,135)
Forgiveness of payable due to an affiliate of the Sponsor	—	—	140,000	—	140,000
Remeasurement of Class A common stock to redemption amount	—	—	—	(3,091,534)	(3,091,534)
Net income	—	—	—	10,249,254	10,249,254
Balance as of December 31, 2022	6,900,000	690	140,000	(13,974,105)	(13,833,415)

The accompanying notes are an integral part of these financial statements.

IRIS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,249,254	$4,369,659
Adjustments to reconcile net income to net cash used in operating activities:
Excess of fair value of Private Warrants over proceeds received	—	298,825
Gain on change in fair value of warrant liability	(9,586,864)	(7,792,536)
Unrealized gain on Investments held in Trust Account	—	—
Deferred tax liability	—	—
Forgiveness of unrelated vendor payables	(579,989)	—
Offering Costs	—	606,622
Interest earned on cash and Investments held in Trust Account	(3,074,691)	(16,842)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,685	(84,438)
Due from Sponsor	—	(1,256)
Franchise taxes payable	247,133	200,000
Income tax payable	539,823	—
Due to related party	125,000	77,500
Accounts payable and accrued expenses	979,061	1,126,587
Net cash used in operating activities	(1,095,588)	(1,215,879)

Cash Flows from Investing Activities:
Proceeds from sale of Investment held in Trust Account	279,091,534	—
Cash deposited in Trust Account	(15,127,621)	(276,000,000)
Net cash provided by (used in) investing activities	263,963,913	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of offering costs	—	275,552,107
Proceeds from issuance of Private Warrants	—	7,520,000
Payment of underwriter discount	—	(5,520,000)
Payment of redemptions for Class A Common Stock	(263,963,913)	—
Promissory Note - related party	1,040,000	—
Net cash (used in) provided by financing activities	(262,923,913)	277,552,107

Net Change in Cash	(55,588)	336,228
Cash, beginning of year	336,228	—
Cash, end of year	$280,640	$336,228

Supplemental disclosure of non-cash operating and financing activities:
Initial classification of warrant liabilities	$—	$18,023,221
Deferred underwriting fee payable charged to additional paid-in capital	$—	$9,660,000
Remeasurement of Class A common stock subject to redemption value	$3,091,534	$25,524,492
Forgiveness of payable due to an affiliate of the Sponsor	$140,000	$—

The accompanying notes are an integral part of these financial statements.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Iris Acquisition Corp (the “Company”) formerly known as Tribe Capital Growth Corp I (name of the Company changed on July 27, 2022), is a blank check company incorporated in Delaware on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses and the change in fair value of its warrants.

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

The Company will have only 24 months (subject to a six-month extension that has been approved by the stockholders) from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Business Combination Agreement

On November 30, 2022, Iris Acquisition Corp (formerly known as Tribe Capital Growth Corp I), a Delaware corporation (“we,” “our,” or “Iris”), Iris Parent Holding Corp., a Delaware corporation (“ParentCo”), Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”), Liminatus Pharma Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“Liminatus Merger Sub”), and SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“SPAC

Merger Sub” and together with Liminatus Merger Sub, the “Merger Subs”), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”): (a) Liminatus Merger Sub will merge with and into Liminatus (the “Liminatus Merger”), with Liminatus surviving the Liminatus Merger as a direct wholly-owned subsidiary of ParentCo, and (b) simultaneously with the Liminatus Merger, SPAC Merger Sub will merge with and into Iris (the “SPAC Merger” and, together with the Liminatus Merger, the “Mergers”), with Iris surviving the SPAC Merger (the “SPAC Surviving Subsidiary”) as a direct wholly-owned subsidiary of ParentCo (the transactions contemplated by the foregoing clauses (a) and (b) the “Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The aggregate consideration to be paid in the Transactions to the direct or indirect owners of Liminatus will consist of 25.0 million shares of ParentCo’s common stock. The number of shares of the equity consideration was determined based on $10.00 per share value for ParentCo’s common stock.

Concurrently with the execution of the Business Combination Agreement, ParentCo and Iris have entered into an equity subscription agreement (the “PIPE Equity Subscription Agreement”) with one accredited investor (the “PIPE Investor”) pursuant to which the PIPE Investor has committed to purchase 1,500,000 shares of ParentCo Common Stock at a purchase price per share of $10.00 (the “PIPE Shares”), for an aggregate purchase price of $15,000,000 (the “PIPE Equity Investment”). The obligations to consummate the transaction contemplated by the PIPE Equity Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

Simultaneously with the PIPE Equity Subscription Agreement, ParentCo and Iris have entered into a convertible note subscription agreement (the “Convertible Note Subscription Agreement”) with one accredited investor (the “PIPE Subscriber”) pursuant to which the PIPE Subscriber has committed to subscribe for and purchase 8% convertible notes (the “Convertible Notes”) of and from ParentCo in an aggregate principal amount of $25,000,000 (the “Convertible Notes Investment”) due three years after the Closing of the Business Combination, with an initial conversion price of $11.50 per share of ParentCo Common Stock, which is subject to future downward adjustment based upon the market price of the publicly traded ParentCo Common Stock. The obligations to consummate the transactions contemplated by the Convertible Note Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

On December 20, 2022, the Company, filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to change the date by which the Company must consummate a business combination from March 9, 2023 to June 9, 2023 (subject to an additional three month extension at the discretion of the Board of Directors of the Company (the “Board”)). The Company’s stockholders approved the Extension Amendment at a special meeting of stockholders of the Company (the “Special Meeting”) on December 20, 2022.

In connection with the Special Meeting, stockholders holding 26,186,896 shares of common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of approximately $263,963,913. Following such redemptions, 1,413,104 shares of common stock will remain outstanding in the trust.

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of December 31, 2022, the Company had $280,640 in its operating bank account, and negative working capital of approximately $2,783,636, respectively, which excludes $447,133 of franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of December 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 9, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the termination date of the Business Combination Agreement, which is June 7, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021, the Company had operating cash (i.e,. cash held outside the Trust Account) of $280,640 and $336,228, respectively.

Investments Held in Trust Account

Investments held in Trust Account consist of U.S. Treasury Bills, which are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). These investments are classified as trading securities for which interest earned and unrealized and realized gains and losses are included in the statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of December 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Forgiveness of Unrelated Vendor Payables

During the year-ended December 31, 2022, the Company negotiated and certain vendors agreed to forgive outstanding payables, which totaled $829,989 for cash payments totaling $250,000.  As the Company was unable to provide payment in full, a compromise for a one-time lump-payments were agreed upon. For the year-ended December 31, 2022, the net unpaid amount of the outstanding payables totaling $579,989 was recorded in the statements of operations.

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

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income
Numerator:
Net income	$8,195,132	$2,054,122	3,495,727	873,932
Denominator:
Basic and diluted	27,528,255	6,900,000	27,600,000	6,900,000
Basic and diluted net income	$0.30	$0.30	$0.13	$0.13

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), approximates the carrying amounts in the balance sheets, excluding the warrants, primarily due to their short-term nature.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020.  The Company is currently evaluating the effect that the updated standard will have on the financial statements.

Risks and Uncertainties

In addition to the risks discussed above under Liquidity, Capital Resources and Going Concern, the Company could be impacted by the following.

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

As of December 31, 2022 and December 31, 2021, the common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(10,503,221)
Common stock issuance costs	(15,021,271)
Plus:
Accretion of carrying value to redemption value	25,524,492

Class A common stock subject to possible redemption as December 31, 2021	$276,000,000
Plus: Remeasurement of carrying value to redemption value	3,091,534
Less: Shares redeemed in December 2022	(263,963,913)
Class A common stock subject to possible redemption as December 31, 2022	$15,127,621

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

On May 27, 2022, the Sponsor agreed to loan the Company up to $300,000 for working capital purposes. These loans are non-interest bearing, unsecured and are due by December 31, 2022.  As of December 31, 2022, the outstanding note was not repaid.

On October 10, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $550,000 to Iris Acquisition Holdings LLC, the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $550,000 payable on March 1, 2023. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. For the year ended December 31, 2022, the Company received $540,000 under this loan.

On December 20, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $750,000 to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $750,000 payable on the earlier of June 22, 2023 or the consummation of a business combination. The Note does not bear interest. Upon the closing of a business combination, the Company shall pay an amount equal to 150% of the principal amount. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. For the year ended December 31, 2022, the Company received $200,000 under this loan.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to 1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of December 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company began paying an affiliate of the Sponsor, Tribe Capital Markets LLC (“Tribe”) $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2022 and 2021, the Company incurred $50,000 and $90,000 of administrative service fees, respectively, which are included in formation and operating costs on the statements of operations. As of December 31, 2022 and 2021, $0 and $90,000 related to this agreement is recorded in due to related party on the balance sheets, respectively.

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

Underwriting Agreement

The underwriters are entitled to a underwriting discount of 2% (or $5,520,000) of the gross proceeds of the IPO and deferred underwriting discount of 3.5% (or $9,660,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At both December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were 1,413,104 and 27,600,000 shares issued and outstanding, all of which are subject to possible redemption.

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both December 31, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock outstanding.

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

The Class B common stock will automatically convert into Class A common stock upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 83% of the total number of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (i) any shares of Class A common stock redeemed by public stockholders in connection with the initial Business Combination and (ii) any Class A common stock or equity-linked securities exercisable for or convertible into Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets (liability) at December 31, 2022 and December 31, 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset:
Organizational costs/Startup expenses	$637,807	$296,479
Federal net operating loss	—	53,969
Total deferred tax asset	637,807	350,448
Valuation allowance	(637,807)	(350,448)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2022 and December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$539,823	$—
Deferred	(287,359)	(335,341)

State
Current		—
Deferred		—
Change in valuation allowance	287,359	335,341
Income tax provision	$539,823	$—

As of December 31, 2022 and December 31, 2021, the Company has $0 and $185,061, respectively, of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income. The Company has not filed its tax returns.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and December 31, 2021, the change in the valuation allowance was $287,359 and $335,341, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and December 31, 2021 are as follows:

	December 31,	December 31,
	2022	2021
Provision/(Benefit) at Statutory Rate	21.00%	21.00%
State Tax Provision/(Benefit) net of federal benefit		—%
Permanent differences:
Change in fair value of Warrant Liability	(18.66)%	(37.45)%
Excess of fair value of Private Warrants over proceeds received		1.44%
Warrant Transaction Costs		2.92%
Acquisition Facilitative Expenses		4.42%
Change in valuation allowance	2.66%	7.67%
Income Tax Provision/(Benefit)	5.00%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions, including California, and is subject to examination by the various taxing authorities.

NOTE 9. RECURRING FAIR VALUE MEASUREMENTS

As of December 31, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $942,646 and $10,529,510, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

The following table presents fair value information as of December 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash held in Trust Account:	$15,127,621	$15,127,621	$—	$—
Liabilities:
Public Warrants	$524,400	$524,400	$—	$—
Private Warrants	$418,246	$—	$—	$418,246
December 31, 2021
Assets:
Investments held in Trust Account:
Money Market Funds	$276,016,842	$276,016,842	$—	$—
Liabilities:
Private Warrants	$4,594,820	$—	$—	$4,594,820
Public Warrants	$5,934,690	$5,934,690	$—	$—

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On December 31, 2022 and December 31, 2021, the fair value was remeasured. For March 9, 2021, neither the Public Warrants nor the Private Placement Warrants were separately traded on an open market. For the year ended December 31, 2021, the Company had an expense of $298,825 for the excess of the fair value of the Private Warrants over the proceeds received. As such, the Company used a Monte Carlo simulation model to value the Warrants. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at December 31, 2022 and December 31, 2021. For December 31, 2022 and December 31, 2021, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement, December 31, 2022 and December 31, 2021:

			March 9, 2021 (Initial
	December 31, 2022	December 31, 2021	Measurement)
Risk-free interest rate	4.75%	1.30%	1.09%

Expected term (years)	0.69	5.40	6.31
Expected volatility	11.1%	13.6%	24.3%
Exercise Price	11.50	11.50	11.50

The change in the fair value of the warrant liabilities classified as Level 3 for the year ended December 31, 2022 and December 31, 2021 is summarized as follows:

Fair Value at January 1, 2021	$—
Issuance due to initial public offering	18,322,046
Public Warrants reclassified to level 1	(9,108,000)
Change in fair value	(4,619,226)
Fair Value at December 31, 2021	4,594,820
Change in fair value	(4,176,574)
Fair value at December 31, 2022	$418,246

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred through the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weakness which existed as of December 31, 2022. Our internal controls did not detect an error in the classification related to complex financial instruments. Also, there are not controls in place to ensure the timely filings of tax returns. The Company has begun to develop a remediation which is more fully described below.

After identifying the material weakness, we have commenced our remediation efforts by taking the following steps:

●	We have expanded and improved our review process for complex securities and related accounting standards.
●	We have increased communication among its personnel and third-party professionals with whom we consult regarding complex accounting applications.
●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.
●	We plan to hire consultants to prepare and complete the filing of our tax returns.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2022, and that there was a material weakness as identified in this annual report, we believe that our financial statements contained in this annual report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Management’s Report on Internal Controls Over Financial Reporting

The management of Iris is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, Iris conducted an evaluation of the effectiveness of internal control over financial reporting based upon the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described in this Annual Report on Form 10-K. As an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Sumit Mehta	40	Chief Executive Officer
Lisha Parmar	38	Chief Financial Officer
Omkar Halady	38	Vice President
Rohit Nanani	49	Director
Richard Peretz	61	Independent Director
Manish Shah	50	Independent Director
Shashibhushan Borade	41	Independent Director

Sumit Mehta is our Chief Executive Officer. Mr. Mehta was our Vice President from inception to May 2022. Mr. Mehta has been a managing director at Arrow Capital since 2019. He has over 15 years of experience across Corporate Finance, M&A and Private Equity, and a track record of identifying and executing successful transactions. In his previous role, starting in 2007, Mr. Mehta was the head of Deal Structuring & Advisory at Daman Investments, one of the leading investment companies in Dubai and part of the $5 billion Gargash Group. In his career span, Mr. Mehta has led large and complex investment deals, equity and debt financing transactions ranging from $50 million to $750 million across a wide range of sectors including technology, real estate, hospitality, education, auto, and consumer care. Mr. Mehta started his career with ABN AMRO in India as an investment advisor prior to moving to the Middle East.

Lisha Parmar is our Chief Financial Officer. Ms. Parmar is a seasoned financial services professional with over 13 years of experience in Asset Management, Corporate Finance, M&A and Private Equity advisory across sectors such as high growth technology, consumer care, automobile, real estate, insurance and hospitality in global markets. Ms. Parmar is currently a Vice President at Arrow Capital, where she leads origination, strategy, structuring, due-diligence and closing of buy-side and sell-side M&A advisory, Private Debt and Equity Fund raising and capital market advisory transactions including working closely with Companies and Founders on driving business growth and value post transaction. Prior to Arrow Capital, Ms. Parmar served as a Senior Associate at Daman Investments from 2017 to 2019, one of the leading investment companies in Dubai and family/ investment office of the Gargash Group in their Deal Structuring & Advisory Division. Ms. Parmar started her career with J.P. Morgan & Co in 2009 where she spent 7 years in J.P. Morgan Global Asset Management, responsible for portfolio management, research and investment analytics of Real Estate and Global Equities Fund Strategies with collectively $100+ billion in client assets. Ms. Parmar received her Masters in Management Studies in Finance from University of Mumbai and is currently pursuing a CFA designation.

Omkar Halady is our Vice President. Mr. Halady has over 11 years of experience in M&A, Private Equity and transactional advisory across sectors such as education, hospitality, healthcare, technology, FMCG and food & beverage. He has worked closely with founders of tech-driven businesses advising on growth strategy, fund raising and improving overall operations of company, guiding them through their growth journey. Mr. Halady is currently serving as a Senior Associate at Arrow Capital since 2021, responsible for buy-side and sell-side advisory transactions, Prior to Arrow Capital, Mr. Halady worked as a consultant in various GCC based private consulting firms such as Ideal Management Consultants (UAE based Consulting Firm) and Falak Consulting (Bahrain based Consulting Firm) between 2013-2021. Mr. Halady has also served in various analytical roles at Big 4 names such as Ernst & Young and Grant Thornton LLP from 2010 - 2013. Mr. Halady holds a Bachelors of Commerce from Periyar University.

Rohit Nanani is the Founder and CEO of Arrow Capital, which he founded in 2016, a leading boutique asset manager and investment advisory firm. Mr. Nanani has a proven track record as an international banker with 20+ years of experience in global financial markets. He has held several executive positions across notable global institutions, including as a Managing Director with Barclays Bank Plc (DIFC - Dubai), starting in 2013, and heading the GSAC (South Asian Clients) business and as Executive Director at UBS Singapore, having clientele across South East Asia, Middle East, Africa and UK. Prior to his private banking experience, Mr. Nanani spent ten years with global institutions such as ABN AMRO and Bank of Nova Scotia in India in the Corporate Banking business. His rich and varied experience across corporate banking and private banking gives him an advantage in providing holistic advisory services to ultra-high net worth clients and large family offices. Mr. Nanani was selected to serve as a director because of his experience as Founder and CEO of Arrow Capital, and his experience in investment banking.

Richard Peretz retired as the chief financial officer and treasurer of UPS, which he served from 2015 to 2020. Mr. Peretz was responsible for Global Finance activities at UPS. He also served as a member of the UPS Management Committee, setting strategy for long-term growth including the current capital structure realignment and transformation initiatives. Mr. Peretz was also responsible for UPS’s Initial Public Offering in 1999, at the time the largest in U.S. history. Prior to being named CFO, Mr. Peretz held various leadership positions at UPS, including corporate controller and treasurer from 2007-2015. Mr. Peretz has an MBA from Emory University and holds a Bachelors of Business Administration from The University of Texas (San Antonio). Mr. Peretz was selected to serve as a director because of his extensive experience at a public company.

Manish Shah has a multi-decade career as an investor, operator and banker, including experience at Morgan Stanley and Bear Stearns’ Technology investment banking groups and as a senior executive of a Nasdaq listed optical networking company. Since leaving Bear Stearns in 2006, he has invested his family’s capital in real estate and to sponsor a private investment platform, The London Fund, for growth companies, is a Senior Managing Director at Palladius Capital Management, a real estate asset management company, and is a Principal at Two Kings Mgmt LLC, a family office. Manish graduated from Yale University and Harvard University Law School. He has served as a founding board member for Yale’s Jackson School for Global Affairs and a member of Harvard’s Alumni Real Estate Board. He currently serves as an independent director on the board of Everyrealm. Mr. Shah was selected to serve as a director due to his extensive experience in investment banking.

Shashibhushan Borade is the Head of Statistical Arbitrage at Vatic Investments (“Vatic”) since January 2023. Prior to this, Dr. Borade served as the Deputy Head of Quantitative Investments at Vatic since 2021. Prior to joining Vatic, Dr. Borade was a Portfolio Manager at Engineers Gate LP from 2015 to 2021, where he led the design and implementation of a medium frequency research and trading system in global equities. Previously, he was a Vice-President in the equity statistical arbitrage group at D.E. Shaw & Co., where he worked for seven years, from 2008 to 2015. Dr. Borade received a B.Tech. in Electrical Engineering from the Indian Institute of Technology Bombay in 2002 and was awarded a Silver Medal for the best overall performance in Electrical Engineering, and received his Ph.D. and S.M. in Electrical Engineering and Computer Science from Massachusetts Institute of Technology with a Presidential Fellowship. Dr. Borade was selected to serve as a director because of his experience in investment management, financial analysis and risk management.

Board Diversity Matrix

(As of April 14, 2023)
	Female	Male	Did Not Disclose
Total Number of Directors - 4
Part I: Gender Identity
Directors		4
Part II: Demographic Background
African American or Black
White
Other			4

Number and Terms of Office of Officers and Directors

Our Board consists of four members and is divided into two classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Peretz, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Nanani, will expire at the second annual meeting of stockholders. Mr. Shah and Dr. Borade will serve until Iris’s next annual meeting of stockholders, when they are expect to stand for election by a vote of Iris’s stockholders.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Messrs. Peretz, Shah and Borade are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our directors has received any cash compensation for services rendered to us. Subsequent to the closing of our initial public offering, Iris began paying a then-affiliate of our sponsor, Tribe, a total of $10,000 per month for office space, secretarial and administrative services provided to members of Iris’s management team until Tribe withdrew as a member of our sponsor in July 2022. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

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

Committees of the Board

Our Board has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and will have the composition and responsibilities described below. The charters of the audit committee and the compensation committee are filed as Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K, respectively.

Audit Committee

We have established an audit committee of the Board. Messrs. Peretz, Shah and Borade serve as members of our audit committee, and Mr. Peretz chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters. Each member of the audit committee is financially literate and the Board has determined that Richard Peretz qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;
●	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and
●	such other matters as are assigned to the audit committee by the Board pursuant to its charter or as mandated under applicable laws, rules and regulations (including the Exchange Act, as well as the listing standards of Nasdaq).

Compensation Committee

The members of Iris’s compensation committee are Messrs. Peretz, Borade and Shah. Mr. Shah serves as chairman of the compensation committee. Under Nasdaq listing standards and applicable SEC rules, Iris is required to have a compensation committee comprised entirely of independent directors. Messrs. Peretz, Borade and Shah are independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•

reviewing and making recommendations to our Board with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq listing rules. In accordance with Rule 5605 of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Peretz, Shah and Borade. In accordance with Rule 5605 of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Affiliation
Rohit Nanani	Arrow Capital (Mauritius)	Owner, Director
	Arrow Capital DIFC Ltd (Dubai)	Director
	Arrow Capital APAC Pte Ltd (Singapore)	Owner, Director
	Arrow Multi Assets Fund SPC (Cayman)	Director
	Arrow Multi Assets Fund SPC - SP4 (Cayman)	Director
	Digiscope Ventures Pte Ltd (Singapore)	Owner, Director
Sumit Mehta	Arrow Capital APAC Pte Ltd (Singapore)	Director
	Digiscope Ventures Pte Ltd (Singapore)	Director
	Quizkart Technology Pte Ltd (India)	Director
	Arrow Capital (Mauritius)	Director
	Arrow Capital DIFC Ltd (Dubai)	Director
	Arrow Multi Assets Fund SPC (Cayman)	Director
	Arrow Multi Assets Fund SPC - SP4 (Cayman)	Director
Lisha Parmar	Arrow Capital (Mauritius)	Director
	Arrow Capital DIFC Ltd (Dubai)	Director
	Arrow Capital APAC Pte Ltd (Singapore)	Director
	Arrow Multi Assets Fund SPC (Cayman)	Director
	Arrow Multi Assets Fund SPC - SP4 (Cayman)	Director
Omkar Halady	Arrow Capital (Mauritius)	Director
	Arrow Capital DIFC Ltd (Dubai)	Director
	Arrow Capital APAC Pte Ltd (Singapore)	Director
	Arrow Multi Assets Fund SPC (Cayman)	Director
	Arrow Multi Assets Fund SPC - SP4 (Cayman)	Director
Richard Peretz	Altus Solar Power	Chair of Audit Committee
	Electric Last Mile (through June 2022)	Director
	Tribe Capital Growth Corp. I	Chair of Audit Committee
	Semper Paratus Acquisition Corp.	Chairman of the Board of Directors
Manish Shah	Paladius Real Estate LLC	Senior Managing Director
	Two Kings Mgmt LLC	Partner
	Next Horizon WB LLC	Partner
	Comprehensive Care Center	Partner
	Kismet Partners	Partner
	The London Fund	Partner
	Fortis Capital Management	Independent Contractor
Shashibhushan Borade	Vatic Investments Vatic Adventus Offshore Fund, LP Vatic Adventus Fund, LP	Head of Statistical Arbitrage

Potential investors should also be aware of the following other potential conflicts of interest:

•

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

•

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

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Subsequent to the closing of our initial public offering, Iris began paying a then-affiliate of our sponsor, Tribe, a total of $10,000 per month for office space, secretarial and administrative services provided to members of Iris’s management team until Tribe withdrew as a member of our sponsor in July 2022.

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

Familial Relationships

There are no familial relationships among any of our directors or executive officers.

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

Based solely upon a review of Forms 3 furnished to the Company during the most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers and directors during the fiscal year ended December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

As of April 10, 2023, there were 1,333,730 shares of Class A common stock and 6,900,000 shares of Class B common stock issued and outstanding.

	Number of Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Common Stock
Iris Acquisition Holdings LLC (our sponsor)(2)	6,900,000	83.8%
Saba Capital Management, L.P.(3)	853,395	10.36%
Moore Capital Management, LP(4)	100,000	1.21%
Sumit Mehta(5)	0	—
Lisha Parmar(5)	0	—
Omkar Halady(5)	0	—
Rohit Nanani(5)	0	—
Richard Peretz(5)	0	—
Manish C. Shah(5)	0	—
Shashibhushan Borade(5)	0	—
All executive officers and directors as a group (7 individuals)	6,900,000	83.8%

(1) Unless otherwise noted, the business address of each of the following is at 3rd Floor Zephyr House, 122 Mary Street, George Town, PO Box 10085, Grand Cayman KY1-1001.

(2) Iris Acquisition Holdings LLC, our sponsor, is the record holder of the shares reported herein. Iris Acquisition Holdings LLC is owned by two private equity funds managed by Arrow Capital. Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to certain adjustments.

(3) According to the Schedule 13G filed with the SEC on February 23, 2023, Saba Capital Management, L.P (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”), and Mr. Boaz R. Weinstein own an aggregate of 853,395 shares of our Class A common stock. Saba Capital, Saba GP and Mr. Weinstein maintain shared voting power and shared dispositive power over an aggregate of 853,395 shares of our Class A common stock. The address of the principal business office of each of the persons referred to in this footnote is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(4) According to the Schedule 13G filed on February 14, 2023, Moore Capital Management, LP (“MCM”), MMF LT, LLC (“MMF”), Moore Global Investments, LLC (“MGI”), Moore Capital Advisors, L.L.C. (“MCA”) and Louis M. Bacon (“Mr. Bacon”) own an aggregate of 100,000 shares of our Class A common stock. MCM, MMF, MGI, MCA and Mr. Bacon maintain sole voting and sole dispositive power over an aggregate of 100,000 shares of our Class A common stock. The address of the principal business office of each of the persons referred to in this footnote is 11 Times Square, 39th Floor, New York, New York 10036.

(5) Each of our officers and directors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Policy for Approval of Related Party Transactions

The audit committee of our Board will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for Marcum LLP for audit fees for the year ended December 31, 2021 and December 31, 2022 were approximately $84,000 and $125,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the years ended December 31, 2021 and December 31, 2022, Marcum LLP did not render any audit-related services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the years ended December 31, 2021 and December 31, 2022, Marcum LLP did not render any tax services.

All Other Fees. All other fees consist of fees billed for all other services. For the years ended December 31, 2021 and December 31, 2022, Marcum LLP did not render any other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are included as part of this Annual Report on Form 10-K:
1.	Financial Statements — See Index to Financial Statements in Item 8.
2.	Financial Statement Schedules — Not Applicable.
3.	Exhibits.

Exhibit Number	Description

2.1*

Business Combination Agreement, dated November 30, 2022, by and among Iris Acquisition Corp, Iris Parent Holding Corp., Liminatus Pharma, LLC, Liminatus Pharma Merger Sub, Inc. and SPAC Merger Sub, Inc.***

3.1*	Certificate of Incorporation.
3.2*	Form of Amended and Restated Certificate of Incorporation.
3.3*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tribe Capital Growth Corp I.
3.4*	Second Amendment to the Amended and Restated Certificate of Incorporation.
3.5*	Amended and Restated Bylaws.
4.1*	Specimen Unit Certificate.
4.2*	Specimen Class A Common Stock Certificate.
4.3*	Specimen Warrant Certificate.
4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.
4.5*	Description of Securities.
10.1*	Form of Letter Agreement among the Registrant, Tribe Arrow Holdings I LLC and each of the executive officers and directors of the Registrant.
10.2*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
10.3*	Form of Registration Rights Agreement among the Registrant, Tribe Arrow Holdings I LLC and the Holders signatory thereto.
10.4*	Form of Private Placement Warrants Purchase Agreement between the Registrant and Tribe Arrow Holdings I LLC.
10.5*	Form of Private Placement Warrants Purchase Agreement between the Registrant and Cantor Fitzgerald & Co.
10.6*	Form of Indemnity Agreement.
10.7*	Promissory Note issued to Tribe Arrow Holdings I LLC.
10.8*	Securities Subscription Agreement between the Registrant and Tribe Arrow Holdings I LLC.
10.9*	Form of Administrative Support Agreement between the Registrant and Tribe Capital Markets LLC.
10.10*	PIPE Commitment Agreement between the Registrant and Arrow Capital.
10.11*	Sponsor Support Agreement, dated November 30, 2022, by and among Iris Acquisition Corp, Liminatus Pharma, LLC and Iris Acquisition Holdings LLC.
10.12*

Lock-Up Agreement, dated November 30, 2022, by and among Iris Parent Holding Corp., Iris Acquisition Holdings LLC, Consonatus LLC, Car-Tcellkor Inc., Curis Biotech Holdings LLC and Ewon Confortech Co., Ltd.

10.13*	PIPE Subscription Agreement, dated November 28, 2022, by and among Iris Acquisition Corp and Iris Parent Holding Corp.

10.14*	Sponsor Forfeiture Agreement, dated November 30, 2022, by and between Iris Acquisition Holdings LLC and Iris Acquisition Corp.
10.15*

Form of Amended and Restated Registration Rights Agreement, by and among, Iris Acquisition Corp, Iris Parent Holding Corp, Iris Acquisition Holdings LLC, Cantor Fitzgerald & Co. and certain other parties thereto.

10.16*	Convertible Note Subscription Agreement, dated November 30, 2022, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.17*	Form of Convertible Note.
10.18**	Promissory Note issued to Tribe Arrow Holdings I LLC
10.19*	Promissory Note Issued to Iris Acquisition Holdings LLC
10.20**	Promissory Note issued to Iris Acquisition Holdings LLC
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audit Committee Charter.
99.2*	Compensation Committee Charter.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase.
101.PRE	XBRL Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Previously filed.

**Filed herewith.

***The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). Iris agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Iris may request confidential treatment for any such schedules so furnished.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 17, 2023	IRIS ACQUISITION CORP

		By:	/s/ Sumit Mehta
		Name:	Sumit Mehta
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Sumit Mehta	Chief Executive Officer	April 17, 2023
Sumit Mehta	(Principal Executive Officer)

/s/ Lisha Parmar	Chief Financial Officer	April 17, 2023
Lisha Parmar	(Principal Financial and Accounting Officer)

/s/ Omkar Halady	Vice President	April 17, 2023
Omkar Halady

/s/ Rohit Nanani	Director	April 17, 2023
Rohit Nanani

/s/ Richard Peretz	Director	April 17, 2023
Richard Peretz

/s/ Manish Shah	Director	April 17, 2023
Manish Shah

/s/ Shashibhushan Borade	Director	April 17, 2023
Shashibhushan Borade