Form 10-K/A
period 2022-12-31
Iris Acquisition Corp
filed 2023-05-01
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of April 10, 2023, there were 1,413,104 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
688	Marcum llp	New York, NY

EXPLANATORY NOTE

Iris Acquisition Corp (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K, as of and for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 18, 2023 (the “Original Form 10-K”), to update: (i) the number of issued and outstanding shares listed on the cover page, (ii) the beneficial ownership of securities table included in Item 12 of Part III of the Original Form 10-K, and (iii) to correct certain percentages that are tied to the number of issued and outstanding shares disclosed in the risk factors in Item 1A of Part I of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment revises Item 15 of Part IV to include currently dated certifications by our principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

Accordingly, this Amendment consists only of the cover page, this explanatory note, Part I of Form 10-K, Part III of Form 10-K, the signature pages to Form 10-K and the submitted exhibits. The Original Form 10-K is otherwise unchanged and has been omitted. This Amendment should be read in conjunction with the Original Form 10-K. Further, this Amendment does not reflect any subsequent events occurring after the original filing date of the Original Form 10-K and does not modify or update in any way the disclosures made in the Original Form 10-K except as described above.

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

Our initial stockholders currently own 83% of our outstanding common stock. Our initial stockholders and management team may also from time to time purchase Class A common stock prior to our initial business combination. Currently, our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would not need any of the public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:
	o	registration as an investment company with the SEC;
	o	adoption of a specific form of corporate structure; and
	o	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

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

The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 27,600,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. Currently, the founder shares represent 83% of the outstanding shares. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor and the underwriter of our initial public offering (Cantor) purchased an aggregate of 5,013,333 private placement warrants of which 4,177,778 private placement warrants were purchased by our sponsor and 835,555 private placement warrants were purchased by Cantor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per warrant, or $7,520,000, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing our initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own 20% of our common stock following our initial public offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. Currently, the founder shares represent 83% of the outstanding shares. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Our initial stockholders own 83% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

•	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

•	such other matters as are assigned to the audit committee by the Board pursuant to its charter or as mandated under applicable laws, rules and regulations (including the Exchange Act, as well as the listing standards of Nasdaq).

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

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

As of April 10, 2023, there were 1,413,104 shares of Class A common stock and 6,900,000 shares of Class B common stock issued and outstanding.

	Number of Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Common Stock
Iris Acquisition Holdings LLC (our sponsor)(2)	6,900,000	83.0%
Saba Capital Management, L.P.(3)	853,395	10.27%
Moore Capital Management, LP(4)	100,000	1.20%
Sumit Mehta(5)	0	—
Lisha Parmar(5)	0	—
Omkar Halady(5)	0	—
Rohit Nanani(5)	0	—
Richard Peretz(5)	0	—
Manish C. Shah(5)	0	—
Shashibhushan Borade(5)	0	—
All executive officers and directors as a group (7 individuals)	6,900,000	83.0%

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are included as part of this Annual Report on Form 10-K/A:

1.	Financial Statements — The financial statements were included in Part IV Item 15 of the Original Form 10-K filed on April 18, 2023.

2.	Financial Statement Schedules — Not Applicable.

3.	Exhibits.

Exhibit Number	Description

2.1*	Business Combination Agreement, dated November 30, 2022, by and among Iris Acquisition Corp, Iris Parent Holding Corp., Liminatus Pharma, LLC, Liminatus Pharma Merger Sub, Inc. and SPAC Merger Sub, Inc.***
3.1*	Certificate of Incorporation.
3.2*	Form of Amended and Restated Certificate of Incorporation.
3.3*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tribe Capital Growth Corp I.
3.4*	Second Amendment to the Amended and Restated Certificate of Incorporation.
3.5*	Amended and Restated Bylaws.
4.1*	Specimen Unit Certificate.
4.2*	Specimen Class A Common Stock Certificate.
4.3*	Specimen Warrant Certificate.
4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.
4.5*	Description of Securities.
10.1*	Form of Letter Agreement among the Registrant, Tribe Arrow Holdings I LLC and each of the executive officers and directors of the Registrant.
10.2*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
10.3*	Form of Registration Rights Agreement among the Registrant, Tribe Arrow Holdings I LLC and the Holders signatory thereto.
10.4*	Form of Private Placement Warrants Purchase Agreement between the Registrant and Tribe Arrow Holdings I LLC.
10.5*	Form of Private Placement Warrants Purchase Agreement between the Registrant and Cantor Fitzgerald & Co.
10.6*	Form of Indemnity Agreement.
10.7*	Promissory Note issued to Tribe Arrow Holdings I LLC.
10.8*	Securities Subscription Agreement between the Registrant and Tribe Arrow Holdings I LLC.
10.9*	Form of Administrative Support Agreement between the Registrant and Tribe Capital Markets LLC.
10.10*	PIPE Commitment Agreement between the Registrant and Arrow Capital.
10.11*	Sponsor Support Agreement, dated November 30, 2022, by and among Iris Acquisition Corp, Liminatus Pharma, LLC and Iris Acquisition Holdings LLC.
10.12*	Lock-Up Agreement, dated November 30, 2022, by and among Iris Parent Holding Corp., Iris Acquisition Holdings LLC, Consonatus LLC, Car-Tcellkor Inc., Curis Biotech Holdings LLC and Ewon Confortech Co., Ltd.
10.13*	PIPE Subscription Agreement, dated November 28, 2022, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.14*	Sponsor Forfeiture Agreement, dated November 30, 2022, by and between Iris Acquisition Holdings LLC and Iris Acquisition Corp.
10.15*	Form of Amended and Restated Registration Rights Agreement, by and among, Iris Acquisition Corp, Iris Parent Holding Corp, Iris Acquisition Holdings LLC, Cantor Fitzgerald & Co. and certain other parties thereto.
10.16*	Convertible Note Subscription Agreement, dated November 30, 2022, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.17*	Form of Convertible Note.
10.18**	Promissory Note issued to Tribe Arrow Holdings I LLC
10.19**	Promissory Note Issued to Iris Acquisition Holdings LLC
10.20**	Promissory Note issued to Iris Acquisition Holdings LLC
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audit Committee Charter.
99.2*	Compensation Committee Charter.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase.
101.PRE	XBRL Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*       Previously filed.

**    Filed herewith.

*** The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). Iris agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Iris may request confidential treatment for any such schedules so furnished.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 1, 2023	IRIS ACQUISITION CORP

		By:	/s/ Sumit Mehta
		Name:	Sumit Mehta
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Sumit Mehta	Chief Executive Officer	May 1, 2023
Sumit Mehta	(Principal Executive Officer)

/s/ Lisha Parmar	Chief Financial Officer	May 1, 2023
Lisha Parmar	(Principal Financial and Accounting Officer)

/s/ Omkar Halady	Vice President	May 1, 2023
Omkar Halady

/s/ Rohit Nanani	Director	May 1, 2023
Rohit Nanani

/s/ Richard Peretz	Director	May 1, 2023
Richard Peretz

/s/ Manish Shah	Director	May 1, 2023
Manish Shah