Form 10-Q
period 2023-03-31
Iris Acquisition Corp
filed 2023-05-22
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 22, 2023, there were 1,413,104 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

IRIS ACQUISITION CORP

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

IRIS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$45,337	$280,640
Due from Sponsor	121,256	1,256
Prepaid expenses and other current assets	31,459	78,753
Total current assets	198,052	360,649
Cash and Investments held in Trust Account	14,523,768	15,127,621
Total Assets	$14,721,820	$15,488,270

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,848,228	$1,489,462
Due to related party	75,000	75,000
Franchise tax payable	50,000	447,133
Income taxes payable	547,109	539,823
Promissory note – related party	1,148,720	1,040,000
Total current liabilities	3,669,057	3,591,418
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liability	1,052,281	942,646
Total Liabilities	14,381,338	14,194,064

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 1,413,104 shares at redemption value of $10.28 and $10.71 at March 31, 2023 and December 31, 2022	14,523,768	15,127,621

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 1,413,104 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	690	690
Additional paid-in capital	140,000	140,000
Accumulated deficit	(14,323,976)	(13,974,105)
Total Stockholders’ Deficit	(14,183,286)	(13,833,415)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$14,721,820	$15,488,270

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Formation and operating costs	$616,492	$584,630
Loss from operations	(616,492)	(584,630)

Other income (expense):
Change in fair value of warrant liability	(109,635)	4,393,550
Interest income on marketable securities held in Trust Account	84,697	6,807
Total other (loss) income	(24,938)	4,400,357
(Loss) income before provision for income taxes	(641,430)	3,815,727
Provision for income taxes	(7,286)	—
Net (loss) income	$(648,716)	$3,815,727

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	1,413,104	27,600,000
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.08)	$0.11
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.08)	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	6,900,000	690	140,000	(13,974,105)	(13,833,415)
Remeasurement of Class A common stock to redemption amount	—	—	—	298,845	298,845
Net loss	—	—	—	(648,716)	(648,716)
Balance as of March 31, 2023 (Unaudited)	6,900,000	690	140,000	(14,323,976)	(14,183,286)

THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	6,900,000	$690	$—	$(21,131,825)	$(21,131,135)
Net income	—	—	—	3,815,727	3,815,727
Balance as of March 31, 2022 (Unaudited)	6,900,000	690	$—	$(17,316,098)	$(17,315,408)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(648,716)	$3,815,727
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	109,635	(4,393,550)
Interest earned on cash and Investments held in Trust Account	(84,697)	(6,807)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	47,294	39,813
Due from Sponsor	(120,000)	—
Franchise taxes payable	(397,133)	50,000
Income tax payable	7,286	—
Due to related party	—	30,000
Accounts payable and accrued expenses	358,765	401,261
Net cash used in operating activities	(727,566)	(63,556)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for tax payments and redemption adjustment	752,141	—
Cash deposited in Trust Account	(63,590)	—
Net cash provided by investing activities	688,551	—

Cash Flows from Financing Activities:
Payment of redemptions for adjustment to Class A Common Stock	(305,008)	—
Proceeds from related party loan	400,000	—
Repayment of related party loan	(400,000)	—
Promissory Note – related party	108,720	—
Net cash used in financing activities	(196,288)	—

Net Change in Cash	(235,303)	(63,556)
Cash, beginning of period	280,640	336,228
Cash, end of period	$45,337	$272,672

Supplemental disclosure of non-cash operating and financing activities:
Remeasurement of Class A common stock subject to redemption value	(298,845)	—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses and the change in fair value of its warrants.

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

The Company has only 24 months (subject to a six-month extension that has been approved by stockholders) from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Business Combination Agreement

On November 30, 2022, Iris Acquisition Corp, a Delaware corporation (“we,” “our,” or “Iris”), Iris Parent Holding Corp., a Delaware corporation (“ParentCo”), Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”), Liminatus Pharma Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“Liminatus Merger Sub”), and SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“SPAC Merger Sub” and together with Liminatus Merger Sub, the “Merger Subs”), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”): (a) Liminatus Merger Sub will merge with and into Liminatus (the “Liminatus Merger”), with Liminatus surviving the Liminatus Merger as a direct wholly-owned subsidiary of ParentCo, and (b) simultaneously with the Liminatus Merger, SPAC Merger Sub will merge with and into Iris (the “SPAC Merger” and, together with the Liminatus Merger, the “Mergers”), with Iris surviving the SPAC Merger (the “SPAC Surviving Subsidiary”) as a direct wholly-owned subsidiary of ParentCo (the transactions contemplated by the foregoing clauses (a) and (b) the “Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liminatus is a clinical stage life sciences and pre-revenue company developing Guanylyl Cyclase C (“GCC”) chimeric antigen receptor (“CAR”)-T products and a GCC cancer vaccine, known as Ad5.F35-hGCC-PADRE (“Ad5hGCC-PADRE”), which it has licensed from Targeted Diagnostics & Therapeutics, Inc. (“TDT”). The Company is developing GCC CAR-T cell therapies to treat metastatic gastrointestinal cancers. The safety of Ad5hGCC-PADRE was established in a successful U.S. Food and Drug Administration (“FDA”) phase I clinical trial in November 2015 and the vaccine began an FDA phase IIa clinical trial in the fourth calendar quarter of 2019.

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

In connection with the Special Meeting, stockholders holding 26,186,896 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of $263,963,913. Following such redemptions, 1,413,104 Public Shares remained outstanding in the trust.

During the three months ended March 31, 2023, the redemption price was adjusted to the share price of $10.09 per share due to payment of the Delaware franchise tax, which resulted in the net payment of $305,008 of the second tranche redemption payment.

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of March 31, 2023, the Company had $45,337 in its operating bank account, and working capital deficit of approximately $3,421,005, respectively, which excludes $50,000 of franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 9, 2023 (subject to an additional three month extension at the discretion of the Board), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Business Combination Agreement provides that if the transaction is not closed by June 7, 2023, either party can terminate the Business Combination Agreement.

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2023, as amended. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had operating cash (i.e., cash held outside the Trust Account) of $45,337 and $280,640, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as a component of temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value of $10.28 and $10.71 as of March 31, 2023 and December 31, 2022, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,437,500 of the Company’s Class A common stocks in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net (loss) income per share of common stock is the same as basic net income per share of common stock for the periods. Accretion of the carrying value of Class A common stocks to redemption value is excluded from net income per common stock because the redemption value approximates fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
Basic and diluted net income
Numerator:
Net (loss) income	$(110,272)	$(538,444)	3,052,582	763,145
Denominator:
Basic and diluted	1,413,104	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per share	$(0.08)	$(0.08)	$0.11	$0.11

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no tax accruals relating to uncertain tax positions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

On December 20, 2022, the Company, filed with the Secretary of State of the State of Delaware the Extension Amendment to the Company’s amended and restated certificate of incorporation to change the date by which the Company must consummate a business combination from March 9, 2023 to June 9, 2023 (subject to an additional three month extension at the discretion of the Board). The Company’s stockholders approved the Extension Amendment at the Special Meeting on December 20, 2022.

In connection with the Special Meeting, stockholders holding 26,186,896 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of $263,963,913. Following such redemptions, 1,413,104 Public Shares remained outstanding in the trust.

During the three months ended March 31, 2023, the redemption price was adjusted to the share price of $10.09 per share  due to payment of the Delaware franchise tax, which resulted in the net payment of $305,008 of the second tranche redemption payment.

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

As of March 31, 2023 and December 31, 2022, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption as December 31, 2022	$15,127,621
Less: Remeasurement of carrying value to redemption value	(298,845)
Less: Adjustment to share price for shares redeemed in December 2022	(305,008)
Class A common stock subject to possible redemption as March 31, 2023	$14,523,768

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

Promissory Note — Related Party

On December 4, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the Proposed Public Offering. The loan was to be repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that had been allocated to the payment of offering expenses. The Promissory Note is no longer available to the Company.

On May 27, 2022, the Sponsor agreed to loan the Company up to $300,000 for working capital purposes. These loans are non-interest bearing, unsecured and are due by December 31, 2022. As of March 31, 2023, the outstanding note was not repaid.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On October 10, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $550,000 to Iris Acquisition Holdings LLC, the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $550,000 payable on March 1, 2023. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. During the three months ended March 31, 2023, the Company obtained proceeds of $400,000 to use for the payment of vendors. Before these proceeds were disbursed to vendors, Management decided to repay the outstanding balance in full. As of March 31, 2023, the Company’s outstanding balance was $540,000 under this loan.

On December 20, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $750,000 to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $750,000 payable on the earlier of June 22, 2023 or the consummation of a business combination. The Note does not bear interest. Upon the closing of a business combination, the Company shall pay an amount equal to 150% of the principal amount. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of March 31, 2023, the Company’s outstanding balance was $308,720 under this loan.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to 1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company began paying an affiliate of the Sponsor, Tribe Capital Markets LLC (“Tribe”) $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $0 and $30,000 of administrative service fees, respectively, which are included in formation and operating costs on the condensed statements of operations. For the years ended March 31, 2023 and December 31, 2022, $0 related to this agreement is recorded in due to related party on the condensed balance sheets. As of March 31, 2023 and December 31, 2022, the due to related party consists of $75,000 from the Sponsor to a vendor to pay for consulting services on behalf of the Company.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Underwriting Agreement

The underwriters are entitled to an underwriting discount of 2% (or $5,520,000) of the gross proceeds of the IPO and deferred underwriting discount of 3.5% (or $9,660,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At both March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 1,413,104 shares issued and outstanding, all of which are subject to possible redemption.

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both March 31, 2023 and December 31, 2022, there were 6,900,000 shares of Class B common stock outstanding.

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

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 1.1% and 0.0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the changes in the fair value of warrant liabilities, transaction costs and change in the valuation allowance. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2023. The Company believes that, at this time, the use of the discrete method for the three months ended March 31, 2023 is appropriate as the estimated annual effective tax rate method.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. RECURRING FAIR VALUE MEASUREMENTS

As of March 31, 2023 and December 31, 2022, the Company’s warrant liabilities were valued at $1,052,281 and $942,646, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

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

The following table presents fair value information as of March 31, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023 (Unaudited)
Assets:
Cash held in Trust Account:	$14,523,768	$14,523,768	$—	$—
Liabilities:
Public Warrants	$592,020	$592,020	$—	$—
Private Warrants	$460,261	$—	$—	$460,261
December 31, 2022
Assets:
Cash held in Trust Account:	$15,127,621	$15,127,621	$—	$—
Liabilities:
Public Warrants	$524,400	$524,400	$—	$—
Private Warrants	$418,246	$—	$—	$418,246

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On March 31, 2023 and December 31, 2022, the fair value was remeasured. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at March 31, 2023 and December 31, 2022. For March 31, 2023 and December 31, 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement, March 31, 2023 and December 31, 2022:

	March 31, 2022
	(Unaudited)	December 31, 2022
Risk-free interest rate	4.67%	4.75%
Expected term (years)	0.96	0.69
Expected volatility	9.3%	11.1%
Exercise Price	11.50	11.50

The change in the fair value of the warrant liabilities classified as Level 3 for three months ended March 31, 2023 and the year ended December 31,2022 is summarized as follows:

Fair value at December 31, 2021	$4,594,820
Change in fair value	(1,977,860)
Fair value at March 31, 2022 (unaudited)	2,616,960
Change in fair value	(1,789,760)
Fair value at June 30, 2022 (unaudited)	827,200
Change in fair value	(536,427)
Fair value at September 30, 2022 (unaudited)	290,773
Change in fair value	127,473
Fair value at December 31, 2022	418,246
Change in fair value	42,015
Fair value at March 31, 2023 (unaudited)	$460,261

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred through the date of this filing. On May 1, 2023, JPMorgan Chase & Co. acquired all deposit accounts and substantially all the assets and assumed certain of the liabilities of First Republic Bank (“FRB”) following a seizure by the U.S. Federal Deposit Insurance Corporation. The Company maintained cash deposits with FRB. The Company expects no material impact on its condensed financial statements or day-to-day operations as a result of these recent developments.

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

Overview

We are a blank check company incorporated on November 5, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 30, 2022, we executed a Business Combination Agreement with Liminatus Pharma, LLC. We intend to effectuate the business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. The registration statement for our IPO was declared effective by the SEC on March 4, 2021. On March 9, 2021, we consummated the IPO of 27,600,000 units (the “Units”) at a price of $10.00 per Unit, for total gross proceeds of $276,000,000. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant entitling its holder to purchase one share of common stock at a price of $11.50 per share.

Simultaneously with the closing of the IPO, pursuant to the Warrant Purchase Agreements, we completed the private sale of an aggregate of 5,013,333 Warrants (each a “Private Placement Warrant”) to the Sponsor and Cantor Fitzgerald & Co. at a purchase price of $1.50 per Private Placement Warrant. The sale of the Private Placement Warrants generated gross proceeds to us of $7,520,000.

On June 1, 2022, Tribe Capital Markets LLC (“Tribe”) withdrew as a member of our Sponsor. In connection with the withdrawal of Tribe as a member of our Sponsor: (1) on July 26, 2022 the following actions occurred: (i) Arjun Sethi resigned in his capacity as our Chairman and Chief Executive Officer, (ii) Henry Ward resigned from his role as an independent director of the Company, (iii) Omar Chohan resigned from his role as our Chief Financial Officer, and (v) Ted Maidenberg resigned from his role as our Secretary; and (2) on July 27, 2022 the following actions occurred (i) our Sponsor changed its name from Tribe Arrow Holdings I LLC, to Iris Acquisition Holdings LLC, and (ii) our strategy to identify a target business was revised as described in Item 8.01 of its Form 8-K filed on July 27, 2022. The director and officer departures were not the result of any disagreement between us and such individuals on any matter relating to our operations, policies, or practices.

Effective July 26, 2022, the board of directors of the Company appointed (i) Sumit Mehta to serve as our Chief Executive Officer, (ii) Lisha Parmar to serve as our Chief Financial Officer, and (iii) Omkar Halady to serve as our Vice President. Also, Rohit Nanani was elevated from member to Chairman of the board of directors of the Company.

On August 30, 2022, the board appointed Manish Shah to serve as a director until our next annual meeting of stockholders.

On December 20, 2022, the Company, filed with the Secretary of State of the State of Delaware the Extension Amendment to the Company’s amended and restated certificate of incorporation to change the date by which the Company must consummate a business combination from March 9, 2023 to June 9, 2023 (subject to an additional three month extension at the discretion of the Board). The Company’s stockholders approved the Extension Amendment at the Special Meeting on December 20, 2022.

In connection with the Special Meeting, stockholders holding 26,186,896 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of $263,963,913. Following such redemptions, 1,413,104 Public Shares remained outstanding in the trust.

During the three months ended March 31, 2023, the redemption price was adjusted to the share price of $10.09 per share due to payment of the Delaware franchise tax, which resulted in the net payment of $305,008 of the second tranche redemption payment.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 5, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for our IPO, and identify a target company for our initial Business Combination. We generate non-operating interest income from cash and cash equivalents marketable securities held in the Trust Account and changes in the value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period ended March 31, 2023, we had net loss of approximately $648,716, which consisted of $109,635 loss on the change in fair value of warrants, provision for income taxes of $7,286, $616,492 of formation and offering costs, and which is offset by interest income on investments held in the Trust Account of $84,697.

For the period ended March 31, 2022, we had net income of $3,815,727, which primarily consisted of a gain on the change in fair value of warrants $4,393,550, interest income on investments held in the Trust Account for $6,807, partially offset by approximately $584,630 of formation and operating costs.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of March 31, 2023, we had $45,337 in our operating bank account, negative working capital of approximately $3,421,005, which excludes franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2023, there were no Working Capital Loans outstanding.

For the period ended March 31, 2023, net cash used in operating activities was $727,566, which was the result of a lack of income from operations and the payment of operating costs.

For the period ended March 31, 2022, net cash used in operating activities was $63,556, which was due to our net income of $3,815,727, change in fair value of warrant liability of $4,393,550, change in operating assets and liabilities of $521,074, and interest earned on investments held in the Trust Account for $6,807.

For the period ended March 31, 2023, there was cash provided by investing activities of $688,551, which was the result of net proceeds from Investment held in the Trust Account .

For the period ended March 31, 2023, net cash used in financing activities was $196,288 which was a result of Class A Common Stock that was redeemed in December 2022, which was offset by proceeds from the promissory note from a related party for $108,720.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 9, 2023 (subject to an additional three month extension at the discretion of the Board) (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Business Combination Agreement provides that if the transaction is not closed by June 7, 2023, either party can terminate the Business Combination Agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2023 based on the material weakness described above, we believe that our condensed financial statements contained in this quarterly report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on April 18, 2023, as amended, and in the other reports the Company has filed, and will in the future file, with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2023, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1***	Certificate of Incorporation.
3.2***	Form of Amended and Restated Certificate of Incorporation.
3.3***	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tribe Growth Corp I.
3.4***	Second Amendment to the Amended and Restated Certificate of Incorporation.
3.5***	Amended and Restated Bylaws.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

***Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iris Acquisition Corp

Date: May 22, 2023	By:	/s/ Sumit Mehta
Name: Sumit Mehta
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Lisha Parmar
Name: Lisha Parmar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)