Form 10-Q
period 2023-06-30
Iris Acquisition Corp
filed 2023-08-28
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-40167

IRIS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	85-3901431
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3rd Floor Zephyr House 122 Mary Street, George Town PO Box 10085 Grand Cayman KY1-1001, Cayman Islands
(Address of principal executive offices) (Zip Code)

971 4 3966949
(Registrant’s telephone number, including area code)

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

As of August 21, 2023, there were 1,413,104 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

IRIS ACQUISITION CORP

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

IRIS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$115,176	$280,640
Due from Sponsor	1,256	1,256
Prepaid expenses and other current assets	66,670	78,753
Total current assets	183,102	360,649
Cash held in Trust Account	14,530,345	15,127,621
Deferred tax asset	3,214	—
Total Assets	$14,716,661	$15,488,270

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,893,977	$1,489,462
Due to related party	75,000	75,000
Franchise tax payable	100,000	447,133
Income taxes payable	539,823	539,823
Promissory note – related party	1,413,720	1,040,000
Total current liabilities	4,022,520	3,591,418
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liability	454,098	942,646
Total Liabilities	14,136,618	14,194,064

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 1,413,104 shares at $10.28 and $10.71 redemption value at June 30, 2023 and December 31, 2022	14,530,345	15,127,621

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 1,413,104 shares subject to possible redemption) at June 30, 2022 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	690	690
Additional paid-in capital	140,000	140,000
Accumulated deficit	(14,090,992)	(13,974,105)
Total Stockholders’ Deficit	(13,950,302)	(13,833,415)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$14,716,661	$15,488,270

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Formation and operating costs	$650,699	$291,993	$1,267,191	$876,623
Forgiveness of unrelated vendor payables	(275,000)	—	(275,000)	—
Loss from operations	(375,699)	(291,993)	(992,191)	(876,623)

Other income (expense):
Unrealized gain on fair value of warrant liabilities	598,183	4,211,660	488,548	8,605,210
Interest income on cash and Investments held in Trust Account	—	161,103	84,697	167,910
Unrealized loss on investments held in Trust Account	—	(368,082)	—	(368,082)
Total other income, net	598,183	4,004,681	573,245	8,405,038
Income (loss) before provision for income taxes	222,484	3,712,688	(418,946)	7,528,415
Provision for income taxes	10,500	—	3,214	—
Net income (loss)	$232,984	$3,712,688	$(415,732)	$7,528,415

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	1,413,104	27,600,000	1,413,104	27,600,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.03	$0.11	$(0.05)	$0.22
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income (loss) per share, Class B common stock	$0.03	$0.11	$(0.05)	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance as of December 31, 2022	6,900,000	$690	$140,000	$(13,974,105)	$(13,833,415)
Remeasurement of Class A common stock to redemption amount	—	—	—	298,845	298,845
Net loss	—	—	—	(648,716)	(648,716)
Balance as of March 31, 2023 (Unaudited)	6,900,000	$690	$140,000	$(14,323,976)	$(14,183,286)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—
Net income	—	—	—	232,984	232,984
Balance at June 30, 2023 (Unaudited)	6,900,000	$690	$140,000	$(14,090,992)	$(13,950,302)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

					Total
	Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2021	6,900,000	$690	$—	$(21,131,825)	$(21,131,135)
Net income	—	—	—	3,815,727	3,815,727
Balance at March 31, 2022 (Unaudited)	6,900,000	690	—	(17,316,098)	$(17,315,408)
Forgiveness of payable due to an affiliate of the Sponsor	—	—	140,000	—	140,000
Remeasurement of Class A common stock to redemption amount	—	—	—	183,329	183,329
Net income	—	—	—	3,712,688	3,712,688
Balance at June 30, 2022 (Unaudited)	6,900,000	$690	$140,000	$(13,420,081)	$(13,279,391)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(415,732)	$7,528,415
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on fair value of warrant liability	(488,548)	(8,605,210)
Interest earned on cash and Investments held in Trust Account	(84,697)	(167,910)
Unrealized loss on Investments held in Trust Account	—	368,082
Deferred taxes	(3,214)	—
Forgiveness of unrelated vendor payables	(275,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,083	(250,479)
Franchise tax payable	(347,133)	100,000
Income tax payable	—	—
Due to related party	—	125,000
Accounts payable and accrued expenses	679,515	316,303
Net cash used in operating activities	(922,726)	(585,799)

Cash Flows from Investing Activities:
Proceeds from Trust Account for tax payments and redemption adjustment	745,563	—
Advances to Trust Account	(63,590)	—
Net cash provided by investing activities	681,973	—

Cash Flows from Financing Activities:
Payment of redemptions for adjustment to Class A Common Stock	(298,431)	—
Proceeds from related party loan	400,000	—
Repayment of related party loan	(400,000)	—
Proceeds from promissory note - related party	373,720	300,000
Net cash provided by financing activities	75,289	300,000

Net Change in Cash	(165,464)	(285,799)
Cash, beginning of period	280,640	336,228
Cash, end of period	$115,176	$50,429

Supplemental disclosure of non-cash operating and financing activities:
Remeasurement of Class A common stock subject to redemption value	$298,845	$183,329
Forgiveness of payable due to an affiliate of the Sponsor	$—	$140,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Iris Acquisition Corp (the “Company” or “Iris”) formerly known as Tribe Capital Growth Corp I (name of the Company changed on July 27, 2022), is a blank check company incorporated in Delaware on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses and the change in fair value of its warrants.

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

Following the closing of the IPO on March 9, 2021, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including the proceeds from the sale of the Private Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay franchise taxes, the proceeds from the IPO and the sale of the Private Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 30 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 30 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Company had 24 months from the closing of the IPO to complete the initial Business Combination which has been extended to September 9, 2023 as described below (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Business Combination Agreement

On November 30, 2022, Iris Acquisition Corp, Iris Parent Holding Corp., a Delaware corporation (“ParentCo”), Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”), Liminatus Pharma Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“Liminatus Merger Sub”), and SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“SPAC Merger Sub” and together with Liminatus Merger Sub, the “Merger Subs”), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”): (a) Liminatus Merger Sub will merge with and into Liminatus (the “Liminatus Merger”), with Liminatus surviving the Liminatus Merger as a direct wholly-owned subsidiary of ParentCo, and (b) simultaneously with the Liminatus Merger, SPAC Merger Sub will merge with and into Iris (the “SPAC Merger” and, together with the Liminatus Merger, the “Mergers”), with Iris surviving the SPAC Merger (the “SPAC Surviving Subsidiary”) as a direct wholly-owned subsidiary of ParentCo (the transactions contemplated by the foregoing clauses (a) and (b) the “Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

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

On May 30, 2023, the Board held a meeting and extended the date by which the Company must consummate a Business Combination for a three month period from June 9, 2023 to September 9, 2023. Consistent with this extension by the Board, the parties to the Business Combination Agreement amended the Business Combination Agreement on June 1, 2023, to extend the date by which the parties thereto can terminate the Business Combination Agreement if the transaction has not closed by that date (the “Outside Date”) from June 7, 2023, to September 30, 2023.

On August 16, 2023, the Company filed a preliminary proxy statement with the SEC containing a proposal to stockholders to amend the Company’s amended and restated certificate of incorporation to, among other things, extend the date by which the Company must consummate a business combination from September 9, 2023, to March 9, 2024. On August 14, 2023, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date from September 30, 2023 to March 9, 2024.

During the six months ended June 30, 2023, the redemption price was adjusted which resulted in the net payment of $298,431 of the second tranche redemption payment.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of June 30, 2023 and December 31, 2022, the Company had $115,176 and $280,640 in its operating bank account, and a working capital deficit of $3,739,418 and $2,783,636, respectively, which excludes $100,000 and $447,133 of franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that if the Company is unable to complete a Business Combination by March 9, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Business Combination Agreement provides that if the transaction is not closed by March 9, 2024 either party can terminate the Business Combination Agreement.

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2023, as amended. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Actual results could significantly differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company had operating cash (i.e. cash held outside the Trust Account) of $115,176 and $280,640, respectively.

Cash Held in the Trust Account

As of June 30, 2023 and December 31, 2022, the Company had a total of $14,530,345 and $15,127,621 in the Trust Account held in cash, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

On May 1, 2023, JPMorgan Chase & Co. acquired all deposit accounts and substantially all the assets and assumed certain of the liabilities of First Republic Bank (“FRB”) following a seizure by the U.S. Federal Deposit Insurance Corporation. The Company maintained cash deposits with FRB. The Company experienced no material impact on its condensed financial statements or day-to-day operations as a result of these developments.

Forgiveness of Unrelated Vendor Payables

During the three and six months ended June 30, 2023, the Company negotiated and a certain vendor agreed to forgive outstanding payables, which totaled $350,000 for cash payments totaling $75,000. As the Company was unable to provide payment in full, a compromise for a one-time lump-payment was agreed upon. For the three and six months ended June 30, 2023, the net unpaid amount of the outstanding payables totaling $275,000 was recorded in the statements of operations.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as a component of temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value of $10.28 and $10.71 as of June 30, 2023 and December 31, 2022, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 11,913,333 of the Company’s Class A common stocks in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net (loss) income per share of common stock is the same as basic net income per share of common stock for the periods. Accretion of the carrying value of Class A common stocks to redemption value is excluded from net income per common stock because the redemption value approximates fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	39,604	193,380	2,970,150	742,538	(70,668)	(345,064)	6,022,732	1,505,683
Denominator:
Basic and diluted weighted average shares outstanding	1,413,104	6,900,000	27,600,000	6,900,000	1,413,104	6,900,000	27,600,000	6,900,000
Basic and diluted net income (loss) per common share	$0.03	$0.03	$0.11	$0.11	$(0.05)	$(0.05)	$0.22	$0.22

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

On May 30, 2023, the Board held a meeting and extended the date by which the Company must consummate a Business Combination for a three month period from June 9, 2023 to September 9, 2023. Consistent with this extension by the Board, the parties to the Business

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Combination Agreement amended the Business Combination Agreement on June 1, 2023, to extend the Outside Date from June 7, 2023, to September 30, 2023.

On August 16, 2023, the Company filed a preliminary proxy statement with the SEC containing a proposal to stockholders to amend the Company’s amended and restated certificate of incorporation to, among other things, extend the date by which the Company must consummate a business combination from September 9, 2023, to March 9, 2024. On August 14, 2023, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date from September 30, 2023 to March 9, 2024.

During the six months ended June 30, 2023, the redemption price was adjusted which resulted in the net payment of $298,431 of the second tranche redemption payment.

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

As of June 30, 2023 and December 31, 2022, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption as December 31, 2022	$15,127,621
Less: Remeasurement of carrying value to redemption value	(298,845)
Less: Adjustment to share price for shares redeemed in December 2022	(305,008)
Class A common stock subject to possible redemption as March 31, 2023	$14,523,768
Less: Adjustment to share price for shares redeemed in December 2022	6,577
Class A common stock subject to possible redemption as June 30, 2023	$14,530,345

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note — Related Party

On May 27, 2022, the Sponsor agreed to loan the Company up to $300,000 for working capital purposes. These loans are non-interest bearing, unsecured and are due by December 31, 2022. As of June 30, 2023 and December 31, 2022, the outstanding note was not repaid.

On October 10, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $550,000 to Iris Acquisition Holdings LLC, the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $550,000 payable on March 1, 2023. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes.As of June 30, 2023 and December 31, 2022, the Company’s outstanding balance was $540,000 under this loan.

On December 20, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $750,000 to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $750,000 payable on the earlier of June 22, 2023 or the consummation of a business combination. The Note does not bear interest. Upon the closing of a business combination, the Company shall pay an amount equal to 150% of the principal amount. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of June 30, 2023 and December 31, 2022, the Company’s outstanding balance was $573,720 and $200,000, respectively under this loan.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. During the six months ended June 30, 2023, the Company obtained proceeds of $400,000 from the Sponsor to use for the payment of vendors. Before these proceeds were disbursed to vendors, Management decided to repay the outstanding balance in full. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company began paying an affiliate of the Sponsor, Tribe Capital Markets LLC (“Tribe”) $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company didn’t incur any expenses. For the three and six months ended June 30, 2022, the Company incurred $20,000 and $50,000, respectively of administrative service fees, respectively, which are included in formation and operating costs on the condensed statements of operations. As of June 30, 2023 and December 31, 2022, $0 related to this agreement is recorded in due to related party on the condensed balance sheets. As of June 30, 2023 and December 31, 2022, the due to related party consists of $75,000 from the Sponsor to a vendor to pay for consulting services on behalf of the Company.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At both June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 1,413,104 shares issued and outstanding, all of which are subject to possible redemption.

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both June 30, 2023 and December 31, 2022, there were 6,900,000 shares of Class B common stock outstanding.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 0.8% and 0.0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the changes in the fair value of warrant liabilities non-deductible transaction costs, and change in the valuation allowance. The Company has used a discrete effective tax rate method to calculate taxes for the six months ended June 30, 2023. The Company believes that, at this time, the use of the discrete method for the six months ended June 30, 2023 is appropriate as the estimated annual effective tax rate method.

NOTE 9. RECURRING FAIR VALUE MEASUREMENTS

As of June 30, 2023 and December 31, 2022, the Company’s warrant liabilities were valued at $454,098 and $942,646, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents fair value information as of June 30, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2023 (Unaudited)
Assets:
Cash held in Trust Account:	$14,530,345	$14,530,345	$—	$—
Liabilities:
Public Warrants	$249,780	$249,780	$—	$—
Private Warrants	$204,318	$—	$—	$204,318
December 31, 2022
Assets:
Cash held in Trust Account:	$15,127,621	$15,127,621	$—	$—
Liabilities:
Public Warrants	$524,400	$524,400	$—	$—
Private Warrants	$418,246	$—	$—	$418,246

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On June 30, 2023 and December 31, 2022, the fair value was remeasured. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at June 30, 2023 and December 31, 2022. For June 30, 2023 and December 31, 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement, June 30, 2023 and December 31, 2022:

	June 30, 2023
	(Unaudited)	December 31, 2022
Risk-free interest rate	5.39%	4.75%
Expected term (years)	1.03	0.69
Expected volatility	3.7%	11.1%
Exercise Price	11.50	11.50

The change in the fair value of the warrant liabilities classified as Level 3 for the three and six months ended June 30, 2023 and the year ended December 31,2022 is summarized as follows:

Fair value at December 31, 2021	$4,594,820
Change in fair value	(1,977,860)
Fair value at March 31, 2022 (unaudited)	2,616,960
Change in fair value	(1,789,760)
Fair value at June 30, 2022 (unaudited)	827,200
Change in fair value	(536,427)
Fair value at September 30, 2022 (unaudited)	290,773
Change in fair value	127,473
Fair value at December 31, 2022	$418,246
Change in fair value	42,015
Fair value at March 31, 2023 (unaudited)	460,261
Change in fair value	(255,943)
Fair value at June 30, 2023 (unaudited)	$204,318

Note 10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that have occurred that would have required adjustment or disclosure in the unaudited condensed financial statements.

To assist in meeting the Company’s ongoing working capital needs, Liminatus agreed to provide us with a series of advances from the proceeds of the business combination to be received by Liminatus at the closing of the business combination. The amount of each advance will be determined on an ongoing case-by-case basis through the closing of the business combination. We received the first advance on August 2, 2023, in the amount of $250,000.

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

On May 30, 2023, the Board held a meeting and extended the date by which the Company must consummate a Business Combination for a three month period from June 9, 2023 to September 9, 2023. Consistent with this extension by the Board, the parties to the Business Combination Agreement amended the Business Combination Agreement on June 1, 2023, to extend the date by which the parties thereto can terminate the Business Combination Agreement if the transaction has not closed by that date (the “Outside Date”) from June 7, 2023, to September 30, 2023.

On August 16, 2023, the Company filed a preliminary proxy statement with the SEC containing a proposal to stockholders to amend the Company’s amended and restated certificate of incorporation to, among other things, extend the date by which the Company must consummate a business combination from September 9, 2023, to March 9, 2024. On August 14, 2023, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date from September 30, 2023 to March 9, 2024.

During the six months ended June 30, 2023, the redemption price was adjusted which resulted in the net payment of $298,431 of the second tranche redemption payment.

On April 26, 2023, Dr. Borade, an Audit Committee member, notified the Company of his intent to resign as a member of the Board effective April 26, 2023. Dr. Borade’s decision to resign was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operation, policies (including accounting or financial policies) or practices.

On May 30, 2023, the Board appointed Nicholas Fernandez to serve as a director.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 5, 2020 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for our IPO, and identify a target company for our initial Business Combination. We generate non-operating interest income from cash and cash equivalents marketable securities held in the Trust Account and changes in the value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence expenses. We will not be generating any operating revenue until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had a net income of approximately $232,984, which consisted of income of $275,000 for the forgiveness of unrelated vendor payables, $598,183 unrealized gain on fair value of warrants and provision for tax benefit of $10,500, offset by $650,699 of formation and offering costs.

For the three months ended June 30, 2022, we had a net income of approximately $3,712,688, which consisted of a $4,211,660 unrealized gain on fair value of warrants and interest income on investments held in the Trust Account of $161,103, partially offset by unrealized losses on investments held in the Trust Account of $368,082 and $291,993 of formation and operating costs.

For the six months ended June 30, 2023, we had a net loss of $415,732, which consisted of $1,267,191 of formation and offering costs, offset by forgiveness of unrelated payables for $275,000, an unrealized gain on fair value of warrant liabilities of $488,548, interest income on marketable securities held in the Trust Account of $84,697 and provision of tax benefit of $3,214.

For the six months ended June 30, 2022, we had a net income of $7,528,415, which consisted of a change in the fair value of warrant of $8,605,210 and interest income on marketable securities held in the Trust Account of $167,910 partially offset by $876,623 of formation and operating costs and unrealized losses on investments held in the Trust Account of $368,082.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of June 30, 2023 and December 31, 2022, we had $115,176 and $280,640 in our operating bank account, working capital deficit of $3,739,418 and $2,783,636, which excludes franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

For the six months ended June 30, 2023, net cash used in operating activities was $922,726, which was due to our net loss of $415,732, unrealized gain on fair value of warranty liability of $488,548, forgiveness of unrelated vendor payables of $275,000, and interest earned on cash and Investments held in Trust Account of $84,697, partially offset by changes in operating assets and liabilities of $344,465.

For the six months ended June 30, 2022, net cash used in operating activities was $585,799, which was due to a unrealized gain on fair value of warrant liability of $8,605,210 and interest earned on investments held in the Trust Account of $167,910, which was partially offset by our net income of $7,528,415, a change in operating assets and liabilities of $290,824 and an unrealized loss on investments held in the Trust Account of $368,082.

For the six months ended June 30, 2023, there was cash provided by investing activities of $681,973, which was the result of cash proceeds from Trust Account for tax payments and redemption adjustments of $745,563, offset by advances to the Trust Account of $63,590.

For the six months ended June 30, 2022, there were no cash flows from investing activities.

For the six months ended June 30, 2023, net cash provided by financing activities was $75,289, which was a result of proceeds from the promissory note from a related party for $373,720, which was offset by Class A Common Stock that was redeemed in December 2022 for $298,431.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that if the Company is unable to complete a Business Combination by September 9, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Business Combination Agreement provides that if the transaction is not closed by September 30, 2023, either party can terminate the Business Combination Agreement. On August 14, 2023, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date from September 30, 2023 to March 9, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk..

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weakness which existed as of December 31, 2022. Our internal controls did not detect an error in the classification related to complex financial instruments. Also, there are not controls in place to ensure the timely filings of tax returns. As of June 30, 2023, an additional material weakness was identifed related to the review of the financial statements, including the completeness and accuracy of the disclsoures. The Company has begun to develop a remediation which is more fully described below.

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2023 based on the material weakness described above, we believe that our condensed financial statements contained in this quarterly report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1***	Certificate of Incorporation.
3.2***	Form of Amended and Restated Certificate of Incorporation.
3.3***	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tribe Growth Corp I.
3.4***	Second Amendment to the Amended and Restated Certificate of Incorporation.
3.5***	Amended and Restated Bylaws.
10.1*	Amendment to Business Combination Agreement, dated as of June 1, 2023, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
10.2*	Second Amendment to Business Combination Agreement, dated as of August 14, 2023, by and among Iris Acquisition Corp, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

***Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iris Acquisition Corp

Date: August 28, 2023	By:	/s/ Sumit Mehta
Name: Sumit Mehta
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2023	By:	/s/ Lisha Parmar
Name: Lisha Parmar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)