Form 10-Q
period 2023-09-30
Iris Acquisition Corp
filed 2024-01-12
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of January 12, 2024, there were 7,306,609 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 0 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

IRIS ACQUISITION CORP

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

IRIS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$337,721	$280,640
Due from Sponsor	1,256	1,256
Prepaid expenses and other current assets	17,500	78,753
Total current assets	356,477	360,649
Cash and cash equivalents held in Trust Account	4,201,546	15,127,621
Total Assets	$4,558,023	$15,488,270

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,219,220	$1,489,462
Due to related party	75,000	75,000
Franchise tax payable	56,400	447,133
Income taxes payable	366,365	539,823
Excise tax payable	103,587	—
Promissory note – related party	1,433,720	1,040,000
Promissory note - Liminatus	350,000	—
Total current liabilities	4,604,292	3,591,418
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liability	499,920	942,646
Total Liabilities	14,764,212	14,194,064

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 406,609 and 1,413,104 shares at $9.82 and $10.71 redemption value at September 30, 2023 and December 31, 2022, respectively	3,991,065	15,127,621

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 6,900,000 and 0 shares issued and outstanding (excluding 406,609 and 1,413,104 shares subject to possible redemption) at September 30, 2022 and December 31, 2022, respectively	690	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 and 6,900,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	690
Additional paid-in capital	140,000	140,000
Accumulated deficit	(14,337,944)	(13,974,105)
Total Stockholders’ Deficit	(14,197,254)	(13,833,415)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$4,558,023	$15,488,270

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Formation and operating costs	$(676,321)	$(258,685)	$(1,943,512)	$(1,135,308)
Forgiveness of unrelated vendor payables	—	579,989	275,000	579,989
(Loss) income from operations	(676,321)	321,304	(1,668,512)	(555,319)

Other income (expense):
Unrealized (loss) gain on fair value of warrant liabilities	(45,822)	1,261,428	442,726	9,866,638
Interest income on marketable securities held in Trust Account	421,853	36,037	506,550	203,947
Unrealized gain on investments held in Trust Account	—	1,256,457	—	888,375
Total other income, net	376,031	2,553,922	949,276	10,958,960
(Loss) income before provision for income taxes	(300,290)	2,875,226	(719,236)	10,403,641
Provision for income taxes	(23,601)	(143,750)	(20,387)	(143,750)
Net (loss) income	$(323,891)	$2,731,476	$(739,623)	$10,259,891

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	1,977,122	27,600,000	1,603,176	27,600,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$(0.04)	$0.08	$(0.09)	$0.30
Basic and diluted weighted average shares outstanding, Class B common stock	6,150,000	6,900,000	6,647,253	6,900,000
Basic and diluted net income (loss) per share, Class B common stock	$(0.04)	$0.08	$(0.09)	$0.30

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2023	$—	$—	6,900,000	$690	$140,000	$(13,974,105)	$(13,833,415)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	298,845	298,845
Net loss	—	—	—	—	—	(648,716)	(648,716)
Balance as of March 31, 2023	—	—	6,900,000	$690	$140,000	$(14,323,976)	$(14,183,286)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	—	—
Net income	—	—	—	—	—	232,984	232,984
Balance at June 30, 2023	—	—	6,900,000	$690	$140,000	$(14,090,992)	$(13,950,302)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	180,526	180,526
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(103,587)	(103,587)
Conversion of Class B common stock to Class A common stock	6,900,000	690	(6,900,000)	(690)	—	—	—
Net loss	—	—	—	—	—	(323,891)	(323,891)
Balance at September 30, 2023	6,900,000	$690	—	$—	$140,000	$(14,337,944)	$(14,197,254)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2022	6,900,000	$690	$—	$(21,131,825)	$(21,131,135)
Net income	—	—	—	3,815,727	3,815,727
Balance at March 31, 2022	6,900,000	690	—	(17,316,098)	$(17,315,408)
Forgiveness of payable due to an affiliate of the Sponsor	—	—	140,000	—	140,000
Remeasurement of Class A common stock to redemption amount	—	—	—	183,329	183,329
Net income	—	—	—	3,712,688	3,712,688
Balance at June 30, 2022	6,900,000	$690	$140,000	$(13,420,081)	$(13,279,391)
Remeasurement of Class A common stock to redemption amount	—	—	—	(1,292,494)	(1,292,494)
Net income	—	—	—	2,731,476	2,731,476
Balance at September 30, 2022	6,900,000	$690	$140,000	$(11,981,099)	$(11,840,409)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(739,623)	$10,259,891
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on fair value of warrant liability	(442,726)	(9,866,638)
Interest income on marketable securities held in Trust Account	(506,550)	(203,947)
Unrealized gain on Investments held in Trust Account	—	(888,375)
Deferred taxes	—	141,518
Forgiveness of unrelated vendor payables	(275,000)	(579,989)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	61,253	(122,397)
Franchise tax payable	(390,733)	150,829
Income taxes payable	(173,458)	2,232
Due to related party	—	125,000
Accounts payable and accrued expenses	1,004,758	(63,687)
Net cash used in operating activities	(1,462,079)	(1,045,563)

Cash Flows from Investing Activities:
Proceeds from Trust Account for redemptions	10,657,185	—
Proceeds from Trust Account for tax payments	853,261	—
Advances to Trust Account	(77,821)	—
Net cash provided by investing activities	11,432,625	—

Cash Flows from Financing Activities:
Redemption of Class A Common Stock	(10,657,185)	—
Proceeds from related party loan	400,000	—
Repayment of related party loan	(400,000)	—
Proceeds from promissory note - related party	393,720	840,000
Proceeds from promissory note - Liminatus	350,000	—
Net cash (used in) provided by financing activities	(9,913,465)	840,000

Net Change in Cash	57,081	(205,563)
Cash, beginning of period	280,640	336,228
Cash, end of period	$337,721	$130,665

Supplemental disclosure of cash and non - cash operating and financing activities:
Income taxes paid	$193,845	$—
Excise tax payable	$103,587	$—
Conversion of Class B common stock to Class A common stock	$690	$—
Accretion of Class A common stock subject to redemption value	$479,371	$1,109,165
Forgiveness of payable due to an affiliate of the Sponsor	$—	$140,000

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses and the change in fair value of its warrants.

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

The Company had 24 months from the closing of the IPO to complete the initial Business Combination which has been extended to March 9, 2024 as described below (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In connection with the Special Meeting, stockholders holding 26,186,896 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of $263,963,913. Following such redemptions, 1,413,104 Public Shares remained outstanding in the trust. During the nine months ended September 30, 2023, the redemption price was adjusted which resulted in the net payment of $298,431 of the second tranche redemption payment.

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

On September 7, 2023, the Company filed with the Secretary of State of the State of Delaware an amendment to the Company's amended and restated certificate of incorporation to: (i) to change the date by which the Company must consummate a business combination to December 9, 2023 (the “Second Extension Amendment”) (subject to an additional three month extension at the discretion of the Board); (ii) to remove from the charter the limitation on share repurchases prior to the consummation of a business combination that would cause the Company's net tangible assets to be less than $5,000,001 following such repurchases, and the limitation that the Company shall not consummate a business combination if it would cause the Company's net tangible assets to be less than $5,000,001 either immediately prior or subsequent to the consummation of such business combination (the “NTA Amendment”); and (iii) to amend the charter to

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

provide for the right of a holder of shares of the Class B common stock of the Company, par value $0.0001 per share, to convert such shares into shares of the Company's Class A common stock on a one - for - one basis prior to the closing of a business combination (the “Founder Share Amendment” and, together with the Extension Amendment and the NTA Amendment, the “Charter Amendments”).

The Company's stockholders approved the Charter Amendments at a special meeting of stockholders of the Company (the “ Second Special Meeting”) on September 7, 2023.

In connection with the Second Special Meeting, stockholders holding 1,006,495 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.29 per share, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax, for an aggregate redemption amount of $10,358,754. Following such redemptions, 406,609 Public Shares remained outstanding.

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of September 30, 2023 and December 31, 2022, the Company had $337,721 and $280,640 in its operating bank account, and a working capital deficit of $4,191,415 and $2,783,636, respectively, which excludes $56,400 and $447,133 of franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of September 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that if the Company is unable to complete a Business Combination by March 9, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Business Combination Agreement provides that if the transaction is not closed by March 9, 2024, either party can terminate the Business Combination Agreement.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2023, as amended. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company had operating cash (i.e. cash held outside the Trust Account) of $337,721 and $280,640, respectively.

Cash and Cash Equivalents Held in the Trust Account

As of September 30, 2023, the Company had a total of $4,201,546 in the Trust Account held in cash equivalents. As of December 31, 2022, the Company had a total of $15,127,621 in the Trust Account held in cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Forgiveness of Unrelated Vendor Payables

The Company negotiated and certain vendors agreed to forgive outstanding payables. For the nine months ended September 30, 2023, the outstanding balance totaled $350,000 was settled for cash payments totaling $75,000. For the nine months ended September 30, 2022, the outstanding payables totaled $829,989 and was settled for cash payments totaled $250,000. As the Company was unable to provide payment in full, a compromise for a one - time lump - payment was agreed upon for each vendor. For the nine months ended September 30, 2023 and 2022, the amount forgiven of the outstanding payables totaled $275,000 and $579,989, respectively, and were recorded in the statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as a component of temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value of $9.82 and $10.71 as of September 30, 2023 and December 31, 2022, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Net income (loss)	(78,794)	(245,097)	2,185,181	546,295	(143,719)	(595,904)	8,207,913	2,051,978
Denominator:
Basic and diluted weighted average shares outstanding	1,977,122	6,150,000	27,600,000	6,900,000	1,603,176	6,647,253	27,600,000	6,900,000
Basic and diluted net income (loss) per common share	$(0.04)	$(0.04)	$0.08	$0.08	$(0.09)	$(0.09)	$0.30	$0.30

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Offering costs totaled $15,627,893 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $447,893 of other offering costs) were recognized, of which $606,622 was (i) allocated to the public warrants and Private Warrants and included in the statement of operations and (ii) $15,021,271 was charged directly to stockholders’ equity.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions, and is subject to examination by the various taxing authorities. The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID - 19 pandemic on the Company's business objectives and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

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

On September 7, 2023, the Company's stockholders redeemed 1,006,495 shares of Class A shares of common stock for a total of $10,358,754. As of September 30, 2023, the Company recorded $103,587 of excise tax liability calculated as 1% of the fair market value of the shares redeemed on September 7, 2023.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On September 7, 2023,  the Company filed with the Secretary of State of the State of Delaware an amendment to the Company’s amended and restated certificate of incorporation to: (i) to change the date by which the Company must consummate a business combination to December 9, 2023 (subject to an additional three month extension at the discretion of the Board); (ii) to remove from the charter the limitation on share repurchases prior to the consummation of a business combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, and the limitation that the Company shall not consummate a business combination if it would cause the Company’s net tangible assets to be less than $5,000,001 either immediately prior or subsequent to the consummation of such business combination; and (iii) to amend the charter to provide for the right of a holder of shares of the Class B common stock of the Company, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A common stock on a one-for-one basis prior to the closing of a business combination.

The Company’s stockholders approved the Charter Amendments the Second Special Meeting on September 7, 2023.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Second Special Meeting, stockholders holding 1,006,495 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of $10.29 per share, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax, for an aggregate redemption amount of $10,358,754. Following such redemptions,  406,609 Public Shares remained outstanding.

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

As of September 30, 2023 and December 31, 2022, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption as December 31, 2022	$15,127,621
Less: Remeasurement of carrying value to redemption value	(298,845)
Less: Adjustment to share price for shares redeemed in December 2022	(305,008)
Class A common stock subject to possible redemption as March 31, 2023	14,523,768
Less: Adjustment to share price for shares redeemed in December 2022	6,577
Class A common stock subject to possible redemption as June 30, 2023	14,530,345
Less: Remeasurement of carrying value to redemption value	(180,526)
Less: Shares redeemed in September 2023	(10,358,754)
Class A common stock subject to possible redemption as September 30, 2023	$3,991,065

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On September 20, 2023, the Sponsor converted all of its Class B common stock on a one-for-one basis into Class A common stock. The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer entered into by the Sponsor in connection with the IPO.

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

Promissory Note — Related Party

On May 27, 2022, the Sponsor agreed to loan the Company up to $300,000 for working capital purposes. These loans are non-interest bearing, unsecured and are due by December 31, 2022. As of September 30, 2023 and December 31, 2022, the outstanding note was not repaid.

On October 10, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $550,000 to Iris Acquisition Holdings LLC, the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $550,000 payable on March 1, 2023. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes.As of September 30, 2023 and December 31, 2022, the Company’s outstanding balance was $540,000 under this loan.

On December 20, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $750,000 to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $750,000 payable on the earlier of June 22, 2023 or the consummation of a business combination. The Note does not bear interest. Upon the closing of a business combination, the Company shall pay an amount equal to 150% of the principal amount. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of September 30, 2023 and December 31, 2022, the Company’s outstanding balance was $593,720 and $200,000, respectively under this loan.

The total balance outstanding on the promissory notes - related party is $1,433,720 and $1,040,000 at September 30, 2023 and December 31, 2022, respectively.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. During the nine months ended September 30, 2023, the Company obtained proceeds of $400,000 from the Sponsor to use for the payment of vendors. Before these proceeds were disbursed to vendors, Management decided to repay the outstanding balance in full. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023, the Company did not incur any expenses. For the three and nine months ended September 30, 2022, the Company incurred $0 and $50,000, respectively of administrative service fees, respectively, which are included in formation and operating costs on the condensed statements of operations. As of September 30, 2023 and December 31, 2022, $0 related to this agreement is recorded in due to related party on the condensed balance sheets. As of September 30, 2023 and December 31, 2022, the due to related party consists of $75,000 from the Sponsor to a vendor to pay for consulting services on behalf of the Company.

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

NOTE 6. LOAN PAYABLE - LIMINATUS

On October 4, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $1,500,000 to Liminatus.  Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $1,500,000 payable following the earlier of (i) closing of the Business Combination, as defined in the Business Combination Agreement dated November 30, 2022, or (ii) thirty (30) days following the termination of the Business Combination Agreement; provided, however, in the event the Company commences liquidation proceedings, this Note shall be cancelled and all amounts due, including all principal and accrued interest, shall be forgiven.  Interest on the Note compounds annually and accrues on each unpaid Advance made under this Note at the rate of 5% per annum.  On August 2, 2023 and September 11, 2023, Liminatus advanced amounts totaling $350,000, which are acknowledged as principal under the Note.  As of September 30, 2023, the Company's outstanding balance was $350,000 from the advances.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At both September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 7,306,609 and 1,413,104 shares issued and outstanding, and only 406,609 shares are subject to possible redemption.

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both September 30, 2023 and December 31, 2022, there were 0 and 6,900,000 shares of Class B common stock outstanding.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Class B common stock are convertible at any time and from time to time at the option of the holder thereof and will automatically convert into Class A common stock upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 83% of the total number of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (i) any shares of Class A common stock redeemed by public stockholders in connection with the initial Business Combination and (ii) any Class A common stock or equity-linked securities exercisable for or convertible into Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

On September 20, 2023, the Sponsor converted all of its Class B common stock on a one - for - one basis into Class A common stock (such shares, the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer entered into by the Sponsor in connection with the IPO.

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was (2.8)% and 1.4%, respectively. The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was (7.9)% and 5.0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the changes in the fair value of warrant liabilities, non-deductible transaction costs, prior year return to provision adjustment, and change in the valuation allowance. The Company has used a discrete effective tax rate method to calculate taxes for the nine months ended September 30, 2023. The Company believes that, at this time, the use of the discrete method for the nine months ended September 30, 2023 is appropriate as the estimated annual effective tax rate method.

NOTE 10. RECURRING FAIR VALUE MEASUREMENTS

As of September 30, 2023 and December 31, 2022, the Company’s warrant liabilities were valued at $499,920 and $942,646, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents fair value information as of September 30, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2023 (Unaudited)
Assets:
Cash equivalents held in Trust Account:	$4,201,546	$4,201,546	$—	$—
Liabilities:
Public Warrants	$276,000	$276,000	$—	$—
Private Warrants	$223,920	$—	$—	$223,920
December 31, 2022
Assets:
Cash held in Trust Account:	$15,127,621	$15,127,621	$—	$—
Liabilities:
Public Warrants	$524,400	$524,400	$—	$—
Private Warrants	$418,246	$—	$—	$418,246

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On September 30, 2023 and December 31, 2022, the fair value was remeasured. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at September 30, 2023 and December 31, 2022. For September 30, 2023 and December 31, 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement, September 30, 2023 and December 31, 2022:

	September 30, 2023
	(Unaudited)	December 31, 2022
Risk-free interest rate	5.48%	4.75%
Expected term (years)	0.83	0.69
Expected volatility	4.2%	11.1%
Exercise Price	11.50	11.50

The change in the fair value of the warrant liabilities classified as Level 3 for the three and nine months ended September 30, 2023 and the year ended December 31,2022 is summarized as follows:

Fair value at January 1, 2022	$4,594,820
Change in fair value	(1,977,860)
Fair value at March 31, 2022	2,616,960
Change in fair value	(1,789,760)
Fair value at June 30, 2022	827,200
Change in fair value	(536,427)
Fair value at September 30, 2022	290,773
Change in fair value	127,473
Fair value at December 31, 2022	418,246
Change in fair value	42,015
Fair value at March 31, 2023	460,261
Change in fair value	(255,943)
Fair value at June 30, 2023	204,318
Change in fair value	19,602
Fair value at September 30, 2023	$223,920

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11. SUBSEQUENT EVENTS

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

On October 11, 2023, the Company executed a Fee Reduction Agreement with the underwriters to reduce the deferred underwriting discount of $9,660,000 to $8,000,000 in the event that the business combination with Liminatus is consummated.  Pursuant to the terms of the agreement, the reduced deferred underwriting discount shall be payable by the Company to the underwriters in amount $1,000,000 in cash and $7,000,000 of the common equity securities of the public entity that survives the transaction.

On November 27, 2023, December 11, 2023, December 21, 2023, and January 5, 2023, the Company obtained additional advances under the Liminatus unsecured promissory note totaling $1,168,500, which resulted in a total outstanding principal balance of $1,518,500.

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

On April 26, 2023, Dr. Borade, an Audit Committee member, notified the Company of his intent to resign as a member of the Board effective April 26, 2023. Dr. Borade's decision to resign was not the result of any dispute or disagreement with the Company on any matter relating to the Company's operation, policies (including accounting or financial policies) or practices.

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

On September 7, 2023,  the Company filed with the Secretary of State of the State of Delaware an amendment to the Company’s amended and restated certificate of incorporation to: (i) to change the date by which the Company must consummate a business combination to December 9, 2023 (the “ Second Extension Amendment”) (subject to an additional three month extension at the discretion of the Board); (ii) to remove from the charter the limitation on share repurchases prior to the consummation of a business combination that would cause the Company’s net tangible assets to be less than $5,000,001 following such repurchases, and the limitation that the Company shall not consummate a business combination if it would cause the Company’s net tangible assets to be less than $5,000,001 either immediately prior or subsequent to the consummation of such business combination (the “NTA Amendment”); and (iii) to amend the charter to provide for the right of a holder of shares of the Class B common stock of the Company, par value $0.0001 per share, to convert such shares into shares of the Company’s Class A common stock on a one-for-one basis prior to the closing of a business combination (the “Founder Share Amendment” and, together with the Extension Amendment and the NTA Amendment, the “Charter Amendments”).

The Company’s stockholders approved the Charter Amendments at a special meeting of stockholders of the Company (the “ Second Special Meeting”) on September 7, 2023.

In connection with the Second Special Meeting, stockholders holding 1,006,495 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of $10.29 per share, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax, for an aggregate redemption amount of $10,358,754. Following such redemptions,  406,609 Public Shares remained outstanding.

On September 20, 2023, the Sponsor converted all of its Class B common stock on a one-for-one basis into Class A common stock. The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer entered into by the Sponsor in connection with the IPO.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 5, 2020 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for our IPO, and identify a target company for our initial Business Combination. We generate non-operating interest income from cash and cash equivalents marketable securities held in the Trust Account and changes in the value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2023, we had a net loss of  $323,891, which consisted of income of $45,822 unrealized loss on fair value of warrants, $676,321 of formation and offering costs, and provision for income taxes of $23,601 and partially offset by $421,853 of interest income on marketable securities held in Trust Account.

For the three months ended September 30, 2022, we had a net income of  $2,731,476, which consisted of income of $579,989 for the forgiveness of unrelated vendor payables, a $1,261,428 unrealized gain on fair value of warrants, unrealized gain on investments held in the Trust Account of $1,256,457 and interest income on investments held in the Trust Account of $36,037, partially offset by $258,685 of formation and operating costs and provision for income taxes of $143,750.

For the nine months ended September 30, 2023, we had a net loss of $739,623, which consisted of $1,943,512 of formation and offering costs, offset by an unrealized gain on fair value of warrant liabilities of $442,726, forgiveness of unrelated payables for $275,000, interest income on marketable securities held in the Trust Account of $506,550 and income tax provision of $20,387.

For the nine months ended September 30, 2022, we had a net income of $10,259,891, which consisted of an unrealized gain on the fair value of warrant of $9,866,638 and interest income on marketable securities held in the Trust Account of $203,947, unrealized gain on investments held in the Trust Account of $888,375, and forgiveness of unrelated vendor payables of $579,989  partially offset by $1,135,308 of formation and operating costs and  provision of income taxes of $143,750.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of September 30, 2023 and December 31, 2022, we had $337,721 and $280,640 in our operating bank account, working capital deficit of $4,191,415 and $2,783,636, which excludes franchise taxes payable which may be paid from interest earned on the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

For the nine months ended September 30, 2023, net cash used in operating activities was $1,462,079, which was due to our net loss of $739,623, unrealized gain on fair value of warranty liability of $442,726, forgiveness of unrelated vendor payables of $275,000, and interest earned on cash and Investments held in Trust Account of $506,550, partially offset by changes in operating assets and liabilities of $501,820.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,045,563, which was due to a unrealized gain on fair value of warrant liability of $9,866,638, an unrealized gain on investments held in the Trust Account of $888,375, interest earned on investments held in the Trust Account of $203,947, and forgiveness of unrelated vendor payables of $579,989, which was partially offset by our net income of $10,259,891, deferred taxes of $141,518, and a change in operating assets and liabilities of $91,977.

For the nine months ended September 30, 2023, there was cash provided by investing activities of $11,432,625, which was the result of cash proceeds from Trust Account for tax payments and redemption adjustments of $11,510,446, offset by advances to the Trust Account of $77,821.

For the nine months ended September 30, 2022, there were no cash flows from investing activities.

For the nine months ended September 30, 2023, net cash used in financing activities was $9,913,465, which was a result of Class A Common Stock that was redeemed in December 2022 and September 2023 for $10,657,185,  which was offset by proceeds from the promissory note from a related party for $393,720 and the proceeds from the promissory note from Liminatus for $350,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that if the Company is unable to complete a Business Combination by September 30, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. On August 14, 2023, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Combination Period from September 30, 2023 to March 9, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weakness which existed as of December 31, 2022. Our internal controls did not detect an error in the classification related to complex financial instruments. Also, there are not controls in place to ensure the timely and accurate filings of tax returns. The Company has begun to develop a remediation which is more fully described below.

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2023 based on the material weakness described above, we believe that our condensed financial statements contained in this quarterly report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Iris Acquisition Corp

Date: January 12, 2024	By:	/s/ Sumit Mehta
Name: Sumit Mehta
Title: Chief Executive Officer
(Principal Executive Officer)

Date: January 12, 2024	By:	/s/ Lisha Parmar
Name: Lisha Parmar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)