Form 10-K
period 2023-12-31
Iris Acquisition Corp
filed 2024-04-17
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $14,823,461 on June 30, 2023 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on Nasdaq on June 30, 2023.

As of April 16, 2024, there were 7,187,037 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and no shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	our ability to complete our initial business combination;
●	the delisting of our securities by Nasdaq;
●	newly formed company without an operating history;
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of equity and/or debt securities to complete a business combination;
●	lack of working capital;
●	third-party claims reducing the per-share redemption price;
●	our stockholders being held liable for claims by third parties against us;
●	failure to enforce our sponsor’s indemnification obligations;
●	warrant holders limited to exercising warrants only on a “cashless basis”;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	dependence on key personnel;
●	conflicts of interest of our sponsor, officers and directors;
●	dependence on a single target business with a limited number of products or services;
●	shares being redeemed and warrants becoming worthless;
●	our competitors with advantages over us in seeking business combinations;
●	ability to obtain additional financing;
●	our initial stockholders controlling a substantial interest in us;
●	warrants adverse effect on the market price of our common stock;
●	events which may result in the per-share amount held in our trust account dropping below $10.00 per public share;
●	disadvantageous timing for redeeming warrants;
●	registration rights’ adverse effect on the market price of our common stock;
●	business combination with a company located in a foreign jurisdiction;
●	changes in laws or regulations; tax consequences to business combinations;
●	exclusive forum provisions in our amended and restated certificate of incorporation;
●	our ability to access sufficient financing to sustain our operations and consummation our initial business combination;
●	material weakness in our internal control over financial reporting; and
●	potential litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

PART I

ITEM 1. BUSINESS.

Iris Acquisition Corp (the “Company”, “Iris”, “we”, “our”, or “us”) formerly known as Tribe Capital Growth Corp I (name of the Company changed on July 27, 2022) is a blank check company incorporated on November 5, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. We have neither engaged in any operations unrelated to our search for business combination candidates nor generated any revenue to date.

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

Trust Account

Following the closing of the initial public offering, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the offering, including the proceeds from the sale of the private placement warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. After the special meeting of stockholders held by Iris on December 20, 2022 to vote upon a charter amendment to extend the time to complete a business combination until September 9, 2023, public stockholders elected to redeem 26,186,896 shares of common stock, resulting in $15,127,621 of funds remaining in the Trust Account. After the special meeting of stockholders held by Iris on September 7, 2023, to vote upon a charter amendment to extend the time to complete a business combination until December 9, 2023 (subject to an additional three month extension at the discretion of our Board, which extension has been exercised), public stockholders elected to redeem 1,006,495 shares of common stock, resulting in $4,184,782 of funds remaining in the Trust Account, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax. On December 5, 2023, our Board exercised its discretion, as authorized by stockholders at the September 7, 2023, special meeting, to extend the time to complete a business combination to March 9, 2024. After the special meeting of stockholders held by Iris on March 7, 2024, to vote upon a charter amendment to extend the time to complete a business combination until June 9, 2024 (subject to an additional three month extension at the discretion of our Board), public stockholders elected to redeem 119,572 shares of common stock, resulting in approximately $3,038,284 of funds remaining in the Trust Account, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax.

Except with respect to interest earned on the funds held in the Trust Account that may be released to Iris to pay franchise taxes, the proceeds from the initial public offering and the sale of the private placement warrants will not be released from the Trust Account until the earliest of: (i) the completion of initial business combination, (ii) the redemption of Iris’s public shares if Iris does not complete an initial business combination or amend its amended and restated certificate of incorporation to extend the time to complete a business combination by June 9, 2024 (subject to an additional three month extension at the discretion of our Board), or (iii) the redemption of Iris’s public shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation to modify the substance or timing of the Iris’s obligation to redeem 100% of its public shares if Iris has not consummated an initial business combination within 36 months from the closing of the initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Iris’s creditors, if any, which could have priority over the claims of the Iris’s public stockholders.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of the consummation of a business combination or our liquidation. See “Risk Factors” for more information.

Liquidation if No Business Combination

Iris only has 36 months from the closing of the IPO to complete the initial business combination. However, if Iris is unable to complete the initial business combination or amend its amended and restated certificate of incorporation to extend the time to complete a business combination within that time period, Iris will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of all applicable taxes payable from the Trust Account and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of Iris’s remaining stockholders and the Board, liquidate and dissolve, subject, in each case, to Iris’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Redemption Rights

In connection with the business combination, our stockholders will be entitled to redeem all or a portion of their public shares for a pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the business combination, including interest earned on the funds held in the Trust Account (which interest shall be net of all applicable taxes payable from the Trust Account), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein.

Our sponsor, officers and directors have agreed to: (i) waive their redemption rights with respect to any founder shares and public shares they hold in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the amended and restated certificate of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if Iris fails to complete the initial business combination within required time period, and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO in favor of the initial business combination.

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

Nicholas Fernandez has almost 20 years of experience across operations, accounting and finance. Mr. Fernandez has been with Athanor Capital, a hedge fund, since December 2019, most recently serving as Chief Operating Officer and Chief Financial Officer. Mr. Fernandez has chaired the Valuation Committee in addition to sitting on the Management Committee. Previously, he was the Chief Financial Officer of the Asset Management and Alternative Investments Divisions of Jeffries LLC, a global bulge bracket investment bank, from February 2017 to April, 2019. Prior to that, Mr. Fernandez worked at a variety of alternative investment managers in several capacities, progressing from a Fund Accountant to a Controller/Director of Operations. He started his career in public accounting with Ernst & Young in their Financial Services Office in New York, in their asset management practice with a concentration/serving Hedge, Private Equity and Venture Funds, as well as consulting. Mr. Fernandez earned a BS in Accounting and Finance with a minor in Business Administration from the University at Albany, SUNY. Mr. Fernandez holds an active Certified Public Accountant License in the state of New York. Mr. Fernandez serves on the Board of Iris Acquisition Corp. Mr. Fernandez was selected to serve as a director because of his experience in investment management, accounting and finance.

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

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Concurrently with the execution of the Business Combination Agreement, Iris, Liminatus, and our sponsor entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which our sponsor agreed to, among other things, (i) appear at the Stockholder Meeting and vote all of its shares of Class A common stock of Iris it holds or has the power to vote (including any acquired in future) in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) be bound by certain transfer restrictions with respect to its shares of Class B common stock of Iris, and (iii) not redeem any of its shares of Class A common stock of Iris in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

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

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We may not be able to complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 9, 2024 (subject to an additional three month extension at the discretion of our Board), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 9, 2024 (subject to an additional three month extension at the discretion of our Board). Our ability to complete our initial business combination may be adversely impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our initial stockholders currently own 96.0% of our outstanding common stock. Our initial stockholders and management team may also from time to time purchase Class A common stock prior to our initial business combination. Currently, our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would not need any of the public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

The requirement that we complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 9, 2024 (subject to an additional three month extension at the discretion of our Board) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 9, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until at least June 9, 2024 (subject to an additional three month extension at the discretion of our Board), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our common stock is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 9, 2024 (subject to an additional three month extension at the discretion of our Board); or (iii) absent an initial business combination within 39 months from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 9, 2024 (subject to an additional three month extension at the discretion of our Board) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 9, 2024 (subject to an additional three month extension at the discretion of our Board) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

The founder shares were converted to shares of Class A common stock on September 25, 2023. If additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding (i) any shares of Class A common stock redeemed by public stockholders in connection with our initial business combination and (ii) any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate our initial business combination, may be materially adversely affected by future pandemics.

Future pandemics and other infectious diseases could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate our initial business combination could be materially and adversely affected. If the disruptions posed by future pandemics, other infectious diseases or other matters of global concern continue for an extensive period of time, our ability to consummate our initial business combination, or the operations of a target business with which we ultimately consummate our initial business combination, may be materially adversely affected.

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

The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 27,600,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. Currently, the founder shares represent 96.0% of the outstanding shares. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor and the underwriter of our initial public offering (Cantor) purchased an aggregate of 5,013,333 private placement warrants of which 4,177,778 private placement warrants were purchased by our sponsor and 835,555 private placement warrants were purchased by Cantor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per warrant, or $7,520,000, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing our initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 36-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

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

The Extension Amendment contravenes Nasdaq rules, and as a result, could lead Nasdaq to suspend trading in the Company’s securities or lead the Company to be delisted from Nasdaq.

We are listed on the Nasdaq Capital Market. Nasdaq IM-5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be March 9, 2024 (the “Nasdaq Deadline”). The Extension Amendment was approved by our stockholders on March 7, 2024, and we amended our Certificate of Incorporation to extend the life of the Company past March 9, 2024 on that day. This extension extends the life of the Company past the Nasdaq Deadline. As a result, the extension does not comply with Nasdaq IM-5101-2, and there is a risk that trading in our securities may be suspended and our securities may be subject to delisting by Nasdaq. We received notice from Nasdaq to this effect on March 5, 2024, and submitted a request for a hearing with Nasdaq to appeal the delisting determination on March 12, 2024 and have a hearing date of May 9, 2024. We cannot assure you that Nasdaq will not suspend or delist our securities following the hearing, or that we will be able to maintain compliance in the future.

Additionally, we received a written notice on December 26, 2023, from the Listing Qualifications Department of Nasdaq notifying us that because we no longer meets the minimum 500,000 publicly held shares requirement for the Nasdaq Capital Market, we no longer comply with Listing Rule 5550(a)(4) of Nasdaq’s Listing Rules for continued listing. We submitted a compliance plan to Nasdaq on February 9, 2024, and were granted an extension to regain compliance until June 9, 2024. We cannot assure you that we will regain compliance by June 9, 2024 or be able to maintain any regained compliance.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to certain limitations, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 9, 2024 (subject to an additional three month extension at the discretion of our Board) or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, or (iii) the redemption of our public shares if we are unable to complete an initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 9, 2024 (subject to an additional three month extension at the discretion of our Board), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 9, 2024 (subject to an additional three month extension at the discretion of our Board) is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait until June 9, 2024 (subject to an additional three month extension at the discretion of our Board) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 280,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 272,693,391 and 20,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants. There are no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 39 months from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

In order to effectuate a business combination, special purpose acquisition companies have, in the past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 39 months of the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own 96.0% of our common stock following our initial public offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. Currently, the founder shares represent 96.0% of the outstanding shares. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 39 months from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own 96.0% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

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

The SEC has issued final rules and guidance relating to certain activities of SPACs. The need for compliance with these rules and the guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”) relating, among other things, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; and the use of projections by SPACs in SEC filings in connection with proposed business combination transactions. In connection with the issuance of the 2024 SPAC Rules, the SEC also issued guidance (the “SPAC Guidance”) regarding the potential liability of certain participants in business combination transactions and the extent to which SPACs could become subject to regulation under the Investment Company Act. The need for compliance with the SPAC Rules and the SPAC Guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete a business combination and instead liquidate the Company.

As noted above, the SPAC Guidance relates, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we were able to modify our activities so that we would not be deemed an investment company, we may be unable to complete a business combination and could be required to liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we previously instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of the consummation of a business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will have received less interest on the funds held in the Trust Account than we would have had the Trust Account remained invested and our public stockholders will receive a lower amount upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated.

The funds in the Trust Account were previously held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) under the proposed rules issued by the SEC and thus potentially subject to regulation under the Investment Company Act, in December 2023, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of a business combination or the liquidation of the Company. Following such liquidation, we will have received less interest on the funds held in the Trust Account than we would have if we had not liquidated such assets. As a result, our public stockholders will receive a lower amount upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated.

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

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action: (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We identified a material weakness in our internal control over financial reporting. We identified a material weakness in our controls over financial reporting as of December 31, 2023 related to the Company’s accounting for complex financial instruments. Such material weakness was evidenced by errors and subsequent restatements of previously issued financial statements related to the Company’s accounting for warrants and common stock subject to possible redemption. This material weakness remains unremediated at December 31, 2023.

An additional material weakness in internal control over financial reporting with respect to our income tax accounting was identified; specifically, the absence of a control to identify, reconcile and properly account for differences between our book income tax provision and the amount of tax per income tax returns.

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

The sponsor and Iris’s current directors and executive officers and their affiliates own founder shares and warrants that will be worthless (other than with respect to public shares they may have acquired during or after Iris’s initial public offering) and may incur reimbursable expenses that may not be reimbursed or repaid if the proposed business combination is not approved. Such interests may have influenced their decision to approve the business combination.

The sponsor, Iris’s officers and directors and/or their affiliates beneficially own founder shares or warrants that they purchased prior to, or simultaneously with, Iris’s initial public offering. The sponsor and Iris’s executive officers, directors and their affiliates have no redemption rights with respect to these securities in the event a business combination is not effected in the required time period. Therefore, if the business combination contemplated by the Business Combination Agreement or another business combination is not approved within the required time period, such securities will be worthless. Additionally, the sponsor, Iris’s officers, directors, and any of their respective affiliates are entitled to reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on Iris’s behalf, such as identifying and investigating possible business targets and business combinations. Any such payments prior to the business combination will be made from: (i) funds held outside the Trust Account or (ii) interest earned on the Trust Account and released to Iris to pay its taxes. As of December 31, 2023, Iris’s officers, directors, initial stockholders and their affiliates had incurred approximately $1,453,720 for working capital purposes payable at the closing of the business combination. Furthermore, in order to finance transaction costs in connection with an intended business combination, the sponsor or an affiliate of the sponsor or certain of Iris’s officers and directors may, but are not obligated to, loan Iris funds as may be required. These loans will be due and payable in full immediately if Iris does not complete the business combination. However, the sponsor retains the right to waive the loan repayment in its discretion.

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

In December 2020, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 5,750,000 shares of Class B common stock, or approximately $0.004 per share. In February 2021, we effected a stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 6,900,000 shares of Class B common stock. The shares of Class B common stock will be worthless if we do not complete a business combination. These shares were converted into shares of Class A common stock on September 25, 2023.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by stockholder approval by June 9, 2024 (subject to an additional three month extension at the discretion of our Board), because the review process continues on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares that occur after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the IRA. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances made by such repurchasing corporations, if any, against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the U.S. Department of Treasury issued Notice 2023-2 (the “Notice”), which provides interim guidance addressing the application of the Excise Tax. Under the Notice, liquidating distributions are exempt from the Excise Tax. In addition, redemptions may also be exempt if they occur in the same year as the liquidation. However, the U.S. Department of Treasury has yet to promulgate proposed or final regulations for the Excise Tax. While not free from doubt, absent any further guidance, there is significant risk that the Excise Tax will apply to any redemptions of our public shares after December 31, 2022, including redemptions made in connection with any future extensions approved by our stockholders or any redemptions made if we are unable to consummate a business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by or before the termination date of the Business Combination Agreement, which is June 9, 2024 (subject to an additional three month extension at the discretion of our Board). The application of the Excise Tax to any redemptions we make after December 31, 2022 could potentially reduce the per-share amount that our Public Stockholders would otherwise be entitled to receive.

There may be tax consequences of the business combination that adversely affect Iris stockholders and holders of Public Warrants.

We intend for the proposed business combination to qualify (in whole or in part) as a tax-deferred exchange for U.S. federal income tax purposes under Section 351 of the Code. In addition, we intend for U.S. federal income tax purposes that the SPAC Merger qualifies as a tax-deferred reorganization under Section 368(a)(2)(E) or Section 368(a)(1)(B) of the Code to the extent that the applicable requirements are satisfied. If the SPAC Merger only qualifies as a tax-deferred exchange under Section 351 of the Code and does not qualify as a tax-deferred reorganization under Section 368(a) of the Code, then the exchange of public warrants for ParentCo warrants in the SPAC Merger would not qualify for tax-deferred treatment and would be taxable as is further described in the registration statement filed in connection with the business combination. There are significant factual and legal uncertainties as to whether the SPAC Merger will qualify as a tax-deferred reorganization under Section 368(a) of the Code, including that the assets of Liminatus are only investment-type assets and that it cannot be determined until following the closing of the business combination whether ParentCo will continue a significant line of Liminatus’s historic business or use a significant portion of Liminatus’s historic business assets. Under Section 368(a) of the Code, the acquiring corporation must continue, either directly or indirectly through certain controlled corporations, either a significant line of the acquired corporation’s historic business or use a significant portion of the acquired corporation’s historic business assets in a business. However, there is an absence of guidance as to how the provisions of Section 368(a) of the Code apply in the case of an acquisition of a corporation with only investment-type assets, such as Iris, and there are significant factual and legal uncertainties concerning the determination of this requirement. Moreover, qualification of the SPAC Merger as a tax-deferred reorganization under Section 368(a) of the Code is based on facts which will not be known until or following the closing of the business combination (such as the level of redemptions). As a result, Holland & Knight is unable to opine as to whether the SPAC Merger constitutes a reorganization under Section 368(a) of the Code. The closing of the business combination is not conditioned upon the receipt of an opinion of counsel that the business combination will so qualify as a tax-deferred reorganization under Section 368(a) of the Code. The parties intend to report: (a) the Liminatus Merger and the SPAC Merger taken together as a tax-deferred exchange under Section 351 of the Code, and (b) the SPAC Merger as a tax-deferred reorganization under Section 368(a) of the Code to the extent the applicable requirements are satisfied. However, any change that is made after the date hereof in any of the foregoing bases for the intended tax treatment, including any inaccuracy of the facts or assumptions upon which such expectations were based, could adversely affect the intended tax treatment.

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

The scope of due diligence Iris has conducted in conjunction with the business combination may be different than would typically be conducted in the event Liminatus pursued an initial public offering. In a typical initial public offering, the underwriters of the offering conduct due diligence on Iris to be taken public, and following the offering, the underwriters are subject to liability to private investors for any material misstatements or omission in the registration statement. While potential investors in an initial public offering typically have a private right of action against the underwriters of the offering for any of these material misstatements or omissions, there are no underwriters of the ParentCo common stock and ParentCo warrants that will be issued pursuant to the registration statement filed in connection with the business combination and thus no corresponding right of action is available to investors in the business combination for any material misstatements or omissions in such registration statement. Therefore, as an investor in the business combination, you may be exposed to future write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative impact on ParentCo’s financial condition and its share price, which could cause you to lose some or all of your investment without certain recourse against any underwriter that may be available in an underwritten offering.

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

Iris’s ability to consummate the business combination may be negatively impacted because neither the Board nor any committee of the Board obtained a fairness opinion in determining whether or not to pursue the business combination, and as a result, the terms may not be fair from a financial point of view to Iris’s stockholders.

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

As a result, the terms may not be fair from a financial point of view to Iris’s stockholders. The lack of a fairness opinion may also lead an increased number of Iris’s stockholders to vote against the business combination or demand redemption of their Class A common stock, which could potentially impact Iris’s ability to consummate the business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition candidates. Therefore, we do not believe that we face significant cybersecurity risk and have not adopted a cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there are any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders

As of April 16, 2024, there were 2 holders of record of our Class A common stock, 1 holder of record of our units, and 3 holders of record of our warrants. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Iris Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Iris Acquisition Holdings LLC (formerly known as Tribe Arrow Holdings I LLC). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Annual Report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on November 5, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 30, 2022, we executed a Business Combination Agreement with Liminatus Pharma, LLC (“Liminatus”). Liminatus is a clinical-stage biopharmaceutical company developing novel, immune-modulating cancer therapies . We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. The registration statement for our IPO was declared effective by the SEC on March 4, 2021. On March 9, 2021, we consummated the IPO of 27,600,000 units (the “Units”) at a price of $10.00 per Unit, for total gross proceeds of $276,000,000. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant entitling its holder to purchase one share of common stock at a price of $11.50 per share.

Simultaneously with the closing of the IPO, pursuant to the Warrant Purchase Agreements, we completed the private sale of an aggregate of 5,013,333 Warrants (each a “Private Placement Warrant”) to the Sponsor and Cantor Fitzgerald & Co. at a purchase price of $1.50 per Private Placement Warrant. The sale of the Private Placement Warrants generated gross proceeds to us of $7,520,000.

On June 1, 2022, Tribe Capital Markets LLC (“Tribe”) withdrew as a member of the Sponsor. In connection with the withdrawal of Tribe as a member of the Sponsor: (1) on July 26, 2022 the following actions occurred: (i) Arjun Sethi resigned in his capacity as our Chairman and Chief Executive Officer, (ii) Henry Ward resigned from his role as our independent director, (iii) Omar Chohan resigned from his role as our Chief Financial Officer, and (v) Ted Maidenberg resigned from his role as our Secretary; and (2) on July 27, 2022 the following actions occurred (i) our Sponsor changed its name from Tribe Arrow Holdings I LLC, to Iris Acquisition Holdings LLC, and (ii) our strategy to identify a target business was revised so that there is no restriction in the geographic location or business of targets we can pursue. However, with the change of management, we intended to prioritize (i) emerging markets followed by the United States and rest of Asia (excluding China and Hong Kong), and (ii) technology-led companies focused on essential sectors. The director and officer departures were not the result of any disagreement between us and such individuals on any matter relating to our operations, policies, or practices.

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

On December 20, 2022, we filed with the Secretary of State of the State of Delaware the Extension Amendment to our amended and restated certificate of incorporation to change the date by which we must consummate a business combination from March 9, 2023 to June 9, 2023 (subject to an additional three month extension at the discretion of the Board). Our stockholders approved the Extension Amendment at the Special Meeting on December 20, 2022.

In connection with the Special Meeting, stockholders holding 26,186,896 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of $263,963,913. Following such redemptions, 1,413,104 Public Shares remained outstanding in the trust.

On April 26, 2023, Dr. Borade, an Audit Committee member, notified us of his intent to resign as a member of the Board effective April 26, 2023. Dr. Borade’s decision to resign was not the result of any dispute or disagreement with us on any matter relating to our operation, policies (including accounting or financial policies) or practices.

On May 30, 2023, the Board appointed Nicholas Fernandez to serve as a director.

On May 30, 2023, the Board held a meeting and extended the date by which we must consummate a Business Combination for a three month period from June 9, 2023 to September 9, 2023. Consistent with this extension by the Board, the parties to the Business Combination Agreement amended the Business Combination Agreement on June 1, 2023, to extend the date by which the parties thereto can terminate the Business Combination Agreement if the transaction has not closed by that date (the “Outside Date”) from June 7, 2023, to September 30, 2023.

On August 16, 2023, we filed a preliminary proxy statement with the SEC containing a proposal to stockholders to amend our amended and restated certificate of incorporation to, among other things, extend the date by which we must consummate a business combination from September 9, 2023, to March 9, 2024. On August 14, 2023, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date from September 30, 2023 to March 9, 2024.

On September 7, 2023, we filed with the Secretary of State of the State of Delaware an amendment to our amended and restated certificate of incorporation to: (i) to change the date by which we must consummate a business combination to December 9, 2023 (the “Second Extension Amendment”) (subject to an additional three month extension at the discretion of the Board); (ii) to remove from the charter the limitation on share repurchases prior to the consummation of a business combination that would cause our net tangible assets to be less than $5,000,001 following such repurchases, and the limitation that we shall not consummate a business combination if it would cause our net tangible assets to be less than $5,000,001 either immediately prior or subsequent to the consummation of such business combination (the “NTA Amendment”); and (iii) to amend the charter to provide for the right of a holder of shares of the Class B common stock, par value $0.0001 per share, to convert such shares into shares of the Class A common stock on a one-for-one basis prior to the closing of a business combination (the “Founder Share Amendment and, together with the Extension Amendment and the NTA Amendment, the “Charter Amendments”).

Our stockholders approved the Charter Amendments at a special meeting of stockholders (the “Second Special Meeting”) on September 7, 2023. The date by which must consummate a business combination was subsequently extended to March 9, 2024.

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

On February 7, 2024, we filed a preliminary proxy statement with the SEC containing a proposal to stockholders to amend our amended and restated certificate of incorporation to, among other things, extend the date by which we must consummate a business combination from to March 9, 2024, to June 9, 2024 (subject to an additional three month extension at the discretion of the Board).

On March 7, 2024, we filed with the Secretary of State of the State of Delaware an amendment to our amended and restated certificate of incorporation to change the date by which we must consummate a business combination to June 9, 2024 (the “Third Extension Amendment”) (subject to an additional three month extension at the discretion of the Board).

Our stockholders approved the Third Extension Amendment at a special meeting of stockholders (the “Third Special Meeting”) on March 7, 2024. The date by which we must consummate a business combination was subsequently extended to June 9, 2024.

In connection with the Third Special Meeting, stockholders holding 119,572 shares properly exercised their right to redeem their shares for cash at a redemption price of $10.58 per share, adjusted for applicable taxes in the amount of $60,000 including, but not limited to, franchise tax, excise tax and income tax, for an aggregate redemption amount of $1,265,669. Following such redemptions, 7,187,037 shares remained outstanding.

On March 9, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date to July 31, 2024. Additionally, on March 9, 2024, the parties to the Subscription Agreement and Convertible Note Subscription Agreement entered into an amendments to such agreements to extend the termination date of the respective agreements to July 31, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 5, 2020 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the IPO, and identify a target company for our initial Business Combination. We generate non-operating interest income from cash and cash equivalents marketable securities held in the Trust Account and changes in the value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2023, we had a net loss of approximately $1,226,218, which consisted of income of $275,000 for the forgiveness of unrelated vendor payables, a $566,202 gain on the change in fair value of warrants, 102,226 for the change in the fair value of the derivative liability, and interest income on cash and cash equivalents held in the Trust Account of $553,641, which is offset by $2,586,211 of formation and offering costs, interest expense of $103,089, and the provision for income taxes of $33,987.

For the year ended December 31, 2022, we had net income of $10,249,254, which consisted of a gain on the change in fair value of warrants $9,586,864, interest income on investments held in the Trust Account of $3,074,691, and $579,989 for the forgiveness of unrelated vendor payables, which are partially offset by $2,452,467 of formation and operating costs and the provision for income taxes of $539,823.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of December 31, 2023, we had $156,425, which includes $85,084 of restricted cash to be used for tax payments only in our operating bank account, and working capital deficit of approximately $4,947,672. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2023 and 2022, there were no Working Capital Loans outstanding.

For the year ended December 31, 2023, net cash used in operating activities was $2,089,180, which was due to our net loss of $1,226,218, change in fair value of warrant liability of $566,202, change in the fair value of the derivative liability of, $102,226 and interest earned on investments held in the Trust Account for $553,641 and forgiveness of unrelated vendor payables of $275,000, partially offset by a change in operating assets and liabilities of $531,018 and accretion of the debt discount on the related party loans of $103,089.

For the year ended December 31, 2022, net cash used in operating activities was $1,095,588, which was due to our net income of $10,249,254 and change in operating assets and liabilities of $1,896,702, partially offset by change in fair value of warrant liability of $9,586,864, interest earned on investments held in the Trust Account of $3,074,691 and forgiveness of unrelated vendor payables of $579,989.

For the year ended December 31, 2023, cash provided by investing activities was $11,389,930, which was the result of proceeds from the Trust Account used for redemptions in the amount of $10,657,185, and proceeds from the Trust account used for tax payments of $853,261, net of advances from the trust of $120,516.

For the year ended December 31, 2022, net cash provided by investing activities was $263,963,913, which was the result of proceeds from the Trust Account for redemptions in the amount of $279,091,534, net of advances from the Trust Account of $15,127,621.

For the year ended December 31, 2023, net cash used in financing activities was $9,424,965 which was a result of Class A Common Stock that was redeemed in September 2023 in the amount of $10,358,754, the 2023 adjustment to share price for shares redeemed in December 2022 in the amount of $298,431, which was offset by net proceeds from the promissory note from a related party of $413,720 and proceeds from a promissory note from Liminatus of $818,500.

For the year ended December 31, 2022, net cash used in financing activities was $262,923,913, which was a result of the Class A Common Stock that was redeemed in December 2023 in the amount of $263,963,913, partially offset by proceeds from the promissory note from a related party for $1,040,000.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Management has determined that if the Company is unable to complete a Business Combination by June 9, 2024 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The critical accounting estimates, assumptions, judgements and the related policies that we believe have the most significant impact on our consolidated financial statements are described below:

Fair Value of Warrants

In determining the fair value of the Company’s Private Placement Warrants our third party valuation firm uses the most observable inputs available. The valuation approach for our utilizes Monte Carlo simulation model. Some of the inputs used in the model include the expected common stock price volatility, risk-free interest rate, expected business combination date and probability of completing the business combination. Several of these inputs are known and several use judgement. For instance, the probability of completing the business combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation of its Private Placement Warrants as of each valuation date and may have a material impact on the valuation of these warrants.

Fair Value of Derivative Liability

In determining the fair value of the Company’s derivative liability, our third party valuation firm uses the most observable inputs available. The valuation approach for our derivative liability utilizes probability weighted expected return model. Some of the inputs used in the model include the risk-free interest rate, expected business combination date and probability of completing the business combination. Several of these inputs are known and several use judgement. For instance, the probability of completing the business combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation as of each valuation date and may have a material impact on the valuation of the derivative liability.

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

IRIS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Iris Acquisition Corp (formerly known as Tribe Capital Growth Corp I)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Iris Acquisition Corp (formerly known as Tribe Capital Growth Corp I) (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 9, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to June 9, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond June 9, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
April 17, 2024

IRIS ACQUISITION CORP

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets
Cash(1)	$156,425	$280,640
Due from Sponsor	1,256	1,256
Franchise tax receivable	53,200	—
Prepaid expenses and other current assets	—	78,753
Total current assets	210,881	360,649
Cash and cash equivalents held in Trust Account	4,291,332	15,127,621
Total Assets	$4,502,213	$15,488,270

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,326,918	$1,489,462
Due to related party	75,000	75,000
Franchise tax payable	—	447,133
Income taxes payable	379,965	539,823
Excise tax payable	103,587	—
Derivative liability	2,202	—
Promissory note - related party, net of debt discount	1,452,381	1,040,000
Promissory note - Liminatus	818,500	—
Total current liabilities	5,158,553	3,591,418
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liability	376,444	942,646
Total Liabilities	15,194,997	14,194,064

Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 406,609 and 1,413,104 shares at $9.96 and $10.71 redemption value at December 31, 2023 and December 31, 2022, respectively	4,049,650	15,127,621

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 6,900,000 and 0 shares issued and outstanding (excluding 406,609 and 1,413,104 shares subject to possible redemption) at December 31, 2023 and December 31, 2022, respectively	690	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 and 6,900,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	690
Additional paid-in capital	140,000	140,000
Accumulated deficit	(14,883,124)	(13,974,105)
Total Stockholders’ Deficit	(14,742,434)	(13,833,415)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$4,502,213	$15,488,270

(1) As of December 31, 2023, $85,084 of the $156,425 cash balance is classified as restricted cash to be used for tax payments only.

The accompanying notes are an integral part of these financial statements.

IRIS ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2023	2022
Formation and operating costs	$(2,586,211)	$(2,452,467)
Forgiveness of unrelated vendor payables	275,000	579,989
Loss from operations	(2,311,211)	(1,872,478)

Other income (expense):
Unrealized gain on change in fair value of warrant liabilities	566,202	9,586,864
Unrealized gain on change in fair value of derivative liability	102,226	—
Interest income on marketable securities held in Trust Account	553,641	3,074,691
Interest expense	(103,089)	—
Total other income (expense)	1,118,980	12,661,555

Income (loss) before provision for income taxes	(1,192,231)	10,789,077
Provision for income taxes	(33,987)	(539,823)
Net (loss) income	$(1,226,218)	$10,249,254

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	3,040,753	27,528,255
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.15)	$0.30
Basic and diluted weighted average shares outstanding, Class B common stock	4,971,781	6,900,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.15)	$0.30

The accompanying notes are an integral part of these financial statements.

IRIS ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	6,900,000	$690	$—	$(21,131,825)	$(21,131,135)
Forgiveness of payable due to an affiliate of the Sponsor	—	—	—	—	140,000	—	140,000
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(3,091,534)	(3,091,534)
Net income	—	—	—	—	—	10,249,254	10,249,254
Balance - December 31, 2022	—	—	6,900,000	690	140,000	(13,974,105)	(13,833,415)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	420,786	420,786
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(103,587)	(103,587)
Conversion of Class B common stock to Class A common stock	6,900,000	690	(6,900,000)	(690)	—	—	—
Net loss	—	—	—	—	—	(1,226,218)	(1,226,218)
Balance as of December 31, 2023	6,900,000	$690	—	$—	$140,000	$(14,883,124)	$(14,742,434)

The accompanying notes are an integral part of these financial statements.

IRIS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,226,218)	$10,249,254
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized gain on change in fair value of warrant liabilities	(566,202)	(9,586,864)
Unrealized gain on change in fair value of derivative liability	(102,226)	—
Accretion of debt discount on related party loan	103,089	—
Forgiveness of unrelated vendor payables	(275,000)	(579,989)
Interest income on marketable securities held in Trust Account	(553,641)	(3,074,691)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	78,753	5,685
Franchise tax receivable	(53,200)	—
Franchise taxes payable	(447,133)	247,133
Income tax payable	(159,858)	539,823
Due to related party	—	125,000
Accounts payable and accrued expenses	1,112,456	979,061
Net cash used in operating activities	(2,089,180)	(1,095,588)

Cash Flows from Investing Activities:
Proceeds from Trust Account for redemptions	10,657,185	279,091,534
Proceeds from Trust Account for tax payments	853,261	—
Advances to Trust Account	(120,516)	(15,127,621)
Net cash provided by investing activities	11,389,930	263,963,913

Cash Flows from Financing Activities:
Redemption of Class A Common Stock	(10,657,185)	(263,963,913)
Proceeds from related party loan	400,000	—
Repayment of related party loan	(400,000)	—
Proceeds from promissory note - related party	533,720	1,040,000
Repayment of promissory note - related party	(120,000)	—
Proceeds from promissory note - Liminatus	818,500	—
Net cash used in financing activities	(9,424,965)	(262,923,913)

Net Change in Cash	(124,215)	(55,588)
Cash, beginning of year	280,640	336,228
Cash, end of year	$156,425	$280,640

Supplemental disclosure of cash and non-cash operating and financing activities:
Income taxes paid	$193,845	$—
Excise tax payable	$103,587	$—
Conversion of Class B common stock to Class A common stock	$690	$—
Remeasurement of Class A common stock subject to redemption value	$420,786	$3,091,534
Derivative on promissory note - related party	104,428	—
Forgiveness of payable due to an affiliate of the Sponsor	$—	$140,000

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses and the change in fair value of its warrants

The Company’s sponsor is Iris Acquisition Holdings LLC (formerly known as Tribe Arrow Holdings I LLC), a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on March 4, 2021 (the “Effective Date”). On March 9, 2021, the Company consummated the IPO of 27,600,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 3.

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

Following the closing of the IPO on March 9, 2021, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including the proceeds from the sale of the Private Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay franchise taxes, the proceeds from the IPO and the sale of the Private Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 39 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 39 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

The Company has extended the time to complete the initial Business Combination to June 9, 2024 as described below (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

From time to time, the Company has amended and restated the certificate of incorporation to change the date by which the Company must consummate a business combination, which is June 9, 2024.

From time to time, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the date by which the parties thereto can terminate the Business Combination Agreement, which is July 31, 2024. Concurrently with the amendments to the Business Combination Agreement, the PIPE Equity Subscription Agreement and Convertible Note Subscription Agreement have been amended to terminate the agreements on July 31, 2024.

On December 20, 2022, stockholders holding 26,186,896 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of $263,963,913. Following such redemptions, 1,413,104 Public Shares remained outstanding in the trust. During the year ended December 31, 2023, the redemption price was adjusted which resulted in the net payment of $298,431 of the second tranche redemption payment.

On September 7, 2023, stockholders holding 1,006,495 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.29 per share, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax, for an aggregate redemption amount of $10,358,754. Following such redemptions, 406,609 Public Shares remained outstanding.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of December 31, 2023, the Company had $156,425, which includes $85,084 of restricted cash to be used for tax payments only in its operating bank account, and negative working capital of approximately $4,947,672, respectively. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6). As of December 31, 2023 and 2022, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Management has determined that if the Company is unable to complete a Business Combination by June 9, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Business Combination Agreement provides that if the transaction is not closed by June 9, 2024, either party can terminate the Business Combination Agreement.

Nasdaq Notice

The Company received a written notice on December 26, 2023, from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that because it no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market, it no longer complies with Listing Rule 5550(a)(4) (the “Rule”) of Nasdaq’s Listing Rules (the “Rules”) for continued listing. The Company submitted a compliance plan on February 9, 2024 to Nasdaq. Based on Nasdaq’s review, the Company has been granted an extension to regain compliance with the Rule till June 9, 2024.

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Class A ordinary shares subject to possible redemption and the valuation of the Private Placement Warrants required management to exercise significant judgement in its estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company had operating cash (i.e. cash held outside the Trust Account) of $156,425 and $280,640, respectively. As of December 31, 2023, there were certain amounts that are restricted as they were withdrawn from the trust account for income tax payments, which totaled $85,084.

Cash and Cash Equivalents Held in the Trust Account

As of December 31, 2023, the Company had a total of $4,291,332 in the Trust Account held in money market funds cash equivalents. As of December 31, 2022, the Company had a total of $15,127,621 of cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

On May 1, 2023, JPMorgan Chase & Co. acquired all deposit accounts and substantially all the assets and assumed certain of the liabilities of First Republic Bank (“FRB”) following a seizure by the U.S. Federal Deposit Insurance Corporation. The Company maintained cash deposits with FRB. The Company experienced no material impact on its financial statements or day-to-day operations as a result of these developments.

Forgiveness of Unrelated Vendor Payables

The Company negotiated and certain vendors agreed to forgive outstanding payables. For the year ended December 31, 2023, the outstanding balance totaled $350,000 was settled for cash payments totaling $75,000. For the year ended December 31, 2022, the outstanding payables totaled $829,989 and was settled for cash payments totaled $250,000. As the Company was unable to provide payment in full, a compromise for a one-time lump-payment was agreed upon for each vendor. For the years ended December 31, 2023 and 2022, the Company recognized a gain for the forgiven of the outstanding payables of $275,000 and $579,989, respectively, and were recorded in the statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as a component of

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value of $9.96 and $10.71 as of December 31, 2023 and 2022, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(465,349)	$(760,869)	8,195,132	2,054,122
Denominator:
Basic and diluted	3,040,753	4,971,781	27,528,255	6,900,000
Basic and diluted net (loss) income per share	$(0.15)	$(0.15)	$0.30	$0.30

Debt Discount

The Company presents the debt discount in the balance sheets as a direct reduction from the carrying amount of debt and are amortized over the term of the related debt using the effective yield method. For the years ended December 31, 2023 and 2022, the Company accreted the debt discount for $103,089 and $0, respectively, which is included in interest expense on the accompanying statements of operations.

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

The Company evaluates all of its financial instruments, including notes payable, to determine if such instruments contain features that qualify as embedded derivatives.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. The Company has determined that the promissory note - related party included an embedded derivative for the redemption feature for the amount equal to 150% of the principal amount upon the consummation of a business combination. See Note 6.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to federal examination by the federal taxing authorities. The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and “Derivatives and Hedging - Contracts in Entity’s Own Equity” (Subtopic 815-40): “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

On September 7, 2023, the Company’s stockholders redeemed 1,006,495 shares of Class A shares of common stock for a total of $10,358,754. As of December 31, 2023, the Company recorded $103,587 of excise tax liability calculated as 1% of the fair market value of the shares redeemed on September 7, 2023.

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

The Company paid an underwriting fee at the closing of the IPO of $5,520,000. As of March 9, 2021, an additional fee of $9,660,000 (see Note 8) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

As of December 31, 2023 and 2022, the common stock reflected on the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption at January 1, 2022	$276,000,000
Plus: Remeasurement of carrying value to redemption value	3,091,534
Less: Shares redeemed in December 2022	(263,963,913)
Class A common stock subject to possible redemption at December 31, 2022	15,127,621
Less: Remeasurement of carrying value to redemption value	(420,786)
Less: 2023 adjustment to share price for shares redeemed in December 2022	(298,431)
Less: Shares redeemed in September 2023	(10,358,754)
Class A common stock subject to possible redemption at December 31, 2023	$4,049,650

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

On November 30, 2022, the Sponsor entered into a Sponsor Forfeiture Agreement (the “Sponsor Forfeiture Agreement”) with the Company and Liminatus, pursuant to which, contingent upon Closing, the Sponsor agreed to forfeit all 4,177,778 of its Private Placement Warrants to purchase shares of the Company’s Class A common stock, exercisable at $11.50 per share (the “Forfeited Private Placement Warrants”), acquired by the Sponsor in March 2021 in connection with the Initial Public Offering. At the Closing, the Forfeited Private Placement Warrants shall be transferred from the Sponsor to the Company for cancellation in exchange for no consideration and the Company shall retire and cancel all of the Forfeited Private Placement Warrants.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2023 and 2022, the accounts payable and accrued liabilities of the Company consisted of the following:

	December 31, 2023	December 31, 2022
Accounts payable	$1,996,912	$594,958
Accrued legal expense	45,400	826,134
Accrued expenses - other	284,606	68,370
	$2,326,918	$1,489,462

NOTE 6. RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On May 27, 2022, the Sponsor agreed to loan the Company up to $300,000 for working capital purposes. These loans are non-interest bearing, unsecured and are due on demand. As of December 31, 2023 and 2022, the outstanding note is due on demand.

On October 10, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $550,000 to Iris Acquisition Holdings LLC, the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

amount up to $550,000 payable on demand. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of December 31, 2023 and 2022, the Company’s outstanding balance was $540,000 under this loan.

On December 20, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $750,000 to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $750,000, which was due the earlier of six months or the consummation of a business combination. As of December 31, 2023, the Note is due and payable on demand. The Note does not bear interest. Upon the closing of a business combination, the Company shall pay an amount equal to 150% of the principal amount. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of December 31, 2023 and 2022, the Company’s outstanding balance was $613,720 and $200,000, respectively under this loan. For the year-ended December 31, 2023, $120,515 of the total $613,720 outstanding balance was used for extension payments to the trust account, and the remaining balance was advanced for working capital purposes.

In accordance with ASC 815, the premium for the 150% of the principal upon a business combination was determined to be an embedded feature that is bifurcated from the notes and is recorded as derivative liability. Management used a probability weighted expected return model to estimate the fair value of the redemption features at issuance of the promissory note – related party and as of December 31, 2023. At issuance and as of December 31, 2023, the fair value of the derivative liability was $104,428 and $2,202, respectively. The Company recorded an decrease in fair value of the derivative liability of $102,226 for the year ended December 31, 2023. At issuance and as of December 31, 2023, the debt discount for derivative liability was $104,428 and $1,339, respectively with accretion of $103,089, which is included in interest expense on the accompanying statements of operations.

In March 2023, during the United States banking crisis, the Company held cash in FRB and transferred $120,000 to the Sponsor to avoid delays in receiving funds from the bank in the event of collapse. In June 2023, this amount was still held by the Sponsor and used as a repayment of the outstanding principal balance.

On March 13, 2024, the December 2022 unsecured promissory note with the Sponsor was amended and restated to remove the amount equal to 150% of the principal amount upon the closing of a business combination.

The total balance outstanding on the promissory notes - related party is $1,452,381, net of the debt discount of $1,339, and $1,040,000 at December 31, 2023 and 2022, respectively.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. for the year ended December 31, 2023, the Company obtained proceeds of $400,000 from the Sponsor to use for the payment of vendors. Before these proceeds were disbursed to vendors, Management decided to repay the outstanding balance in full. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company began paying an affiliate of the Sponsor, Tribe Capital Markets LLC (“Tribe”) $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2023 and 2022, $0 and $50,000 respectively, which are included in formation and operating costs on the statements of operations. As of December 31, 2023 and 2022, there is a due to related party within the balance sheets in the amount of $75,000 owed to the Sponsor to pay for consulting services on behalf of the Company.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

On March 11, 2024, the Company entered into an administrative support agreement (the “Agreement”) with Arrow Capital Management LLC (“Arrow”). Pursuant to the Agreement, Arrow will provide certain office space, utilities and secretarial and administrative support (the “Services”) to the Company. In exchange for the Services, the Company will pay to Arrow $10,000 per month, beginning January 1, 2024, and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.

NOTE 7. LOAN PAYABLE - LIMINATUS

On October 4, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $1,500,000 to Liminatus. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $1,500,000 payable following the earlier of (i) closing of the Business Combination, as defined in the Business Combination Agreement dated November 30, 2022, or (ii) thirty (30) days following the termination of the Business Combination Agreement; provided, however, in the event the Company commences liquidation proceedings, this Note shall be cancelled and all amounts due, including all principal and accrued interest, shall be forgiven. Interest on the Note compounds annually and accrues on each unpaid Advance made under this Note at the rate of 5% per annum. As of December 31, 2023, the Company’s outstanding balance was $818,500 from the advances. For the year ended December 31, 2023, the Company recorded interest expense of $8,265 within formation and operating costs on the statements of operations.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriters were paid an underwriting discount of 2% (or $5,520,000) of the gross proceeds of the IPO and were entitled to a deferred underwriting discount of 3.5% (or $9,660,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

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

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At both December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 7,306,609 and 1,413,104 shares issued and outstanding, of which 406,609 shares are subject to possible redemption.

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both December 31, 2023 and 2022, there were 0 and 6,900,000 shares of Class B common stock outstanding.

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

On September 20, 2023, the Sponsor converted all of its Class B common stock on a one-for-one basis into Class A common stock (such shares, the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer entered into by the Sponsor in connection with the IPO.

NOTE 10. INCOME TAXES

The Company’s net deferred tax assets (liability) at December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax asset:
Startup expenses	$1,041,535	$637,807
Accrued Interest	7,307	—
Total deferred tax asset	1,048,842	637,807
Valuation allowance	(1,048,842)	(637,807)
Deferred tax asset, net of allowance	$—	$—

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

The income tax provision for the years ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$33,987	$539,823
Deferred	(411,035)	(287,359)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	411,035	287,359
Income tax provision	$33,987	$539,823

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $411,035 and $287,359, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Provision/(Benefit) at Statutory Rate	21.00%	21.00%
State Tax Provision/(Benefit) net of federal benefit	—%	—%
Permanent differences:
Change in fair value of Warrant Liability	9.98%	(18.66)%
Prior year adjustments	20.83%	—%
Other permanent items	(0.62)%	—%
Acquisition Facilitative Expenses	(19.54)%	—%
Change in valuation allowance	(34.50)%	2.66%
Income Tax Provision/(Benefit)	(2.85)%	5.00%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to federal examination.

NOTE 11. RECURRING FAIR VALUE MEASUREMENTS

As of December 31, 2023 and 2022, the Company’s warrant liabilities were valued at $376,444 and $942,646, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

The following table presents fair value information as of December 31, 2023 and 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash equivalents held in Trust Account:	$4,291,332	$4,291,332	$—	$—
Liabilities:
Public Warrants	$207,690	$207,690	$—	$—
Private Warrants	$168,754	$—	$—	$168,754
Derivative liability	$2,202	$—	$—	$2,202
December 31, 2022
Assets:
Cash held in Trust Account:	$15,127,621	$15,127,621	$—	$—
Liabilities:
Public Warrants	$524,400	$524,400	$—	$—
Private Warrants	$418,246	$—	$—	$418,246

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On December 31, 2023 and 2022, the fair value was remeasured. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at December 31, 2023 and 2022. For December 31, 2023 and 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Risk-free interest rate	4.91%	4.75%
Expected term (years)	0.87	0.69
Expected volatility	5.7%	11.1%
Exercise Price	11.50	11.50

The Company utilized a probability weighted expected return model for the initial valuation of the promissory note - related party bifurcated derivative. The derivatives were estimated utilizing a probability-weighted approach based on the expected outcomes of both a successful and unsuccessful business combination. The following table provides the significant inputs used in the model to measure the fair value of the bifurcated derivative upon each draw of the promissory note-related party:

Risk free rate	4.39% - 5.56%
Expected term (years)	0.25 - 0.52
Likelihood of completing a business combination	8.88% - 11.68%

The change in the fair value of the warrant and derivative liabilities classified as Level 3 for the year ended December 31, 2023 and 2022 is summarized as follows:

	Warrant Liabilities	Derivative liability
Fair Value at January 1, 2022	$4,594,820	$—
Change in fair value	(4,176,574)	—
Fair value at December 31, 2022	418,246	—
Issuance of derivative liability	—	104,428
Change in fair value	(249,492)	(102,226)
Fair value at December 31, 2023	$168,754	$2,202

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred through the date of this filing.

On January 5, 2024, the Company obtained additional advances under the Liminatus unsecured promissory note totaling $700,000, which resulted in a total outstanding principal balance of $1,518,500.

On February 28, 2024, the Liminatus unsecured promissory note was amended and restated to increase the aggregate principal amount to up to $2,500,000, and add advances that occurred under the note.

On March 5, 2024, Iris Acquisition Corp (the “Company”) received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has failed to comply with Nasdaq Listing Rule IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Pursuant to the Notice, unless the Company timely requests a hearing before The Nasdaq Hearings Panel (the “Panel”), the Company’s securities will be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on March 14, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq.

The Company intends to timely request a hearing before the Panel to appeal the Notice received on March 5, 2024. A hearing request will stay the suspension of trading on the Company’s securities, and the Company’s securities will continue to trade on The Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. The Company submitted a request for a hearing with Nasdaq to appeal the delisting determination on March 12, 2024 and have a hearing date of May 9, 2024.

There can be no assurance that the Panel will grant the Company’s request for a suspension of delisting or continued listing on The Nasdaq Capital Market.

On March 7, 2024, the Company filed with the Secretary of State of the State of Delaware an amendment to the Company’s amended and restated certificate of incorporation to change the date by which the Company must consummate a business combination to June 9, 2024.

On March 7, 2024 at a special meeting of stockholders of the Company, stockholders holding 119,572 shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.58 per share, adjusted for applicable taxes in the amount of $60,000 taxes, including, but not limited to, franchise tax, excise tax and income tax. Following such redemptions, approximately $1,265,669 will be left in trust, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax and 7,187,037 shares will remain outstanding.

Subsequent to December 31, 2023, the Company disbursed extension payments to the trust account totaling $45,684.

On March 9, 2024, the parties to the Business Combination Agreement, amended the Business Combination Agreement, PIPE Equity Subscription Agreement, and Convertible Note Subscription Agreement to extend the termination of these agreements to July 31, 2024.

On March 11, 2024, the Company entered into an administrative support agreement (the “Agreement”) with Arrow Capital Management LLC (“Arrow”). Pursuant to the Agreement, Arrow will provide certain office space, utilities and secretarial and administrative support (the “Services”) to the Company. In exchange for the Services, the Company will pay to Arrow $10,000 per month, beginning January 1, 2024, and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.

On March 13, 2024, the December 2022 unsecured promissory note with the Sponsor was amended and restated to remove the amount equal to 150% of the principal amount upon the closing of a business combination.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weakness which existed as of December 31, 2023. Our internal controls did not detect an error in the classification related to complex financial instruments and complete and accurate financial statements. Also, there are no controls in place to ensure the timely and accurate filings of tax returns. The Company has begun to develop a remediation which is more fully described below.

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2023 based on the material weakness described above, we believe that our financial statements contained in this annual report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Management’s Report on Internal Controls Over Financial Reporting

The management of Iris is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, Iris conducted an evaluation of the effectiveness of internal control over financial reporting based upon the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described in this Annual Report on Form 10-K. As an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the fourth quarter of 2023, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Sumit Mehta	42	Chief Executive Officer
Lisha Parmar	39	Chief Financial Officer
Omkar Halady	39	Vice President
Rohit Nanani	49	Director
Richard Peretz	62	Independent Director
Manish Shah	51	Independent Director
Nicholas Fernandez	40	Independent Director

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

Nicholas Fernandez has almost 20 years of experience across operations, accounting and finance. Mr. Fernandez has been with Athanor Capital, a hedge fund, since December 2019, most recently serving as Chief Operating Officer and Chief Financial Officer. Mr. Fernandez has chaired the Valuation Committee in addition to sitting on the Management Committee. Previously, he was the Chief Financial Officer of the Asset Management and Alternative Investments Divisions of Jeffries LLC, a global bulge bracket investment bank, from February 2017 to April, 2019. Prior to that, Mr. Fernandez worked at a variety of alternative investment managers in several capacities, progressing from a Fund Accountant to a Controller/Director of Operations. He started his career in public accounting with Ernst & Young in their Financial Services Office in New York, in their asset management practice with a concentration/serving Hedge, Private Equity and Venture Funds, as well as consulting. Mr. Fernandez earned a BS in Accounting and Finance with a minor in Business Administration from the University at Albany, SUNY. Mr. Fernandez holds an active Certified Public Accountant License in the state of New York. Mr. Fernandez serves on the Board of Iris Acquisition Corp. Mr. Fernandez was selected to serve as a director because of his experience in investment management, accounting and finance.

Board Diversity Matrix

(As of March 31, 2024)
	Female	Male	Did Not Disclose
Total Number of Directors - 4
Part I: Gender Identity
Directors		4
Part II: Demographic Background
African American or Black
White
Other			4

Number and Terms of Office of Officers and Directors

Our Board consists of four members and is divided into two classes with only one class of directors being elected in each year, and with each class serving a two-year term. Mr. Nanani will serve until the 2024 annual meeting of stockholders. Messrs. Peretz, Shah and Fernandez will serve until the 2025 annual meeting of stockholders.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Messrs. Peretz, Shah and Fernandez are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the Board. Messrs. Peretz, Shah and Fernandez serve as members of our audit committee, and Mr. Peretz chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters. Each member of the audit committee is financially literate and the Board has determined that Richard Peretz qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

The members of Iris’s compensation committee are Messrs. Peretz, Fernandez and Shah. Mr. Shah serves as chairman of the compensation committee. Under Nasdaq listing standards and applicable SEC rules, Iris is required to have a compensation committee comprised entirely of independent directors. Messrs. Peretz, Fernandez and Shah are independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our Board with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq listing rules. In accordance with Rule 5605 of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Peretz, Shah and Fernandez. In accordance with Rule 5605 of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Affiliation
Rohit Nanani	Arrow Capital (Mauritius)	Director
	Arrow Capital DIFC Ltd (Dubai)	Director
	Arrow Multi Assets Fund SPC (Cayman)	Director
	Arrow Multi Assets Fund SPC - SP4 (Cayman)	Director
	Eduscope Pte Ltd	Director
	Digiscope Ventures Pte Ltd (Singapore)	Shareholder
Sumit Mehta	Digiscope Ventures Pte Ltd (Singapore)	Director
	Eduscope Pte Ltd	Director
	Indiaedge Education Private Limited	Director
	Quizkart Technology Pte Ltd (India)	Director
	Arrow Capital DIFC Ltd (Dubai)	Director
Lisha Parmar	Arrow Capital DIFC Ltd (Dubai)	Employee
Omkar Halady	Arrow Capital DIFC Ltd (Dubai)	Employee
Richard Peretz	Altus Solar Power	Chair of Audit Committee
	IRIS Acquisition Corp (f.k.a. Tribe Capital Growth Corp I)	Chair of Audit Committee
	Chef Warehoue	Chairman of the Board of Directors
Manish Shah	Paladius Real Estate LLC	Senior Managing Director
	Two Kings Mgmt LLC	Partner
	Next Horizon WB LLC	Partner
	Comprehensive Care Center	Member
	Kismet Partners	Member
	The London Fund	Independent Contractor
	Fortis Capital Management	Independent Contractor
Nicholas Fernandez	Athanor Capital	Chief Operating Officer and Chief Financial Officer

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

•

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Subsequent to the closing of our initial public offering, Iris began paying a then-affiliate of our sponsor, Tribe, a total of $10,000 per month for office space, secretarial and administrative services provided to members of Iris’s management team until Tribe withdrew as a member of our sponsor in July 2022.

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

Based solely upon a review of Forms 3 furnished to the Company during the most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers and directors during the fiscal year ended December 31, 2023.

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

As of March 31, 2024, there were 7,187,037 shares of Class A common stock and issued and outstanding.

	Number of Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Common Stock
Iris Acquisition Holdings LLC (our sponsor)(2)	6,900,000	96.0%
Moore Capital Management, LP(3)	100,000	1.4%
Sumit Mehta(4)	—	—
Lisha Parmar(4)	—	—
Omkar Halady(4)	—	—
Rohit Nanani(4)	—	—
Richard Peretz(4)	—	—
Nicholas Fernandez(4)	—	—
All executive officers and directors as a group (7 individuals)	6,900,000	96.0%

(1) Unless otherwise noted, the business address of each of the following is at 3rd Floor Zephyr House, 122 Mary Street, George Town, PO Box 10085, Grand Cayman KY1-1001.

(2) Iris Acquisition Holdings LLC, our sponsor, is the record holder of the shares reported herein. Columbass is the managing member of our sponsor. Our sponsor is owned by two Cayman private equity funds: Arrow Multi-Asset Fund SPC – SP 4 and Arrow Multi-Asset Fund SPC – SP 6, and Columbass. In its role as managing member, Columbass possesses sole voting and investment power over the Iris Class A Shares held by our sponsor. The natural person who has voting and/or investment power over the shares held by the sponsor is Kanwarjeet Tucker. Interests shown consist solely of founder shares, which were initially classified as Class B common stock. Such shares were converted into shares of Class A common stock on September 25, 2023.

(3) According to the Schedule 13G filed on February 14, 2023, Moore Capital Management, LP (“MCM”), MMF LT, LLC (“MMF”), Moore Global Investments, LLC (“MGI”), Moore Capital Advisors, L.L.C. (“MCA”) and Louis M. Bacon (“Mr. Bacon”) own an aggregate of 100,000 shares of our Class A common stock. MCM, MMF, MGI, MCA and Mr. Bacon maintain sole voting and sole dispositive power over an aggregate of 100,000 shares of our Class A common stock. The address of the principal business office of each of the persons referred to in this footnote is 11 Times Square, 39th Floor, New York, New York 10036.

(4) Each of our officers and directors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for Marcum LLP for audit fees for the year ended December 31, 2023 and 2022 were approximately $223,510 and 135,754, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the years ended December 31, 2022 and December 31, 2023, Marcum LLP did not render any audit-related services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the years ended December 31, 2022 and December 31, 2023, Marcum LLP did not render any tax services.

All Other Fees. All other fees consist of fees billed for all other services. For the years ended December 31, 2022 and December 31, 2023, Marcum LLP did not render any other services.

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

PART IV. OTHER INFORMATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are included as part of this Annual Report on Form 10-K:
1.	Financial Statements — See Index to Financial Statements in Item 8.
2.	Financial Statement Schedules — Not Applicable.
3.	Exhibits.

No.	Description of Exhibit

2.1*

Business Combination Agreement, dated November 30, 2022, by and among Iris Acquisition Corp, Iris Parent Holding Corp., Liminatus Pharma, LLC, Liminatus Pharma Merger Sub, Inc. and SPAC Merger Sub, Inc.***

2.2*	Amendment to Business Combination Agreement, dated as of June 1, 2023, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.3**	Second Amendment to Business Combination Agreement, dated as of August 14, 2023, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.4**	Third Amendment to Business Combination Agreement, dated as of March 9, 2024, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
3.1*	Certificate of Incorporation.
3.2*	Form of Amended and Restated Certificate of Incorporation.
3.3*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tribe Capital Growth Corp I.
3.4*	Second Amendment to the Amended and Restated Certificate of Incorporation.
3.5*	Third Amendment to the Amended and Restated Certificate of Incorporation.
3.6*	Fourth Amendment to the Amended and Restated Certificate of Incorporation.
3.7*	Amended and Restated Bylaws.
4.1*	Specimen Unit Certificate.
4.2*	Specimen Class A Common Stock Certificate.
4.3*	Specimen Warrant Certificate.
4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.
4.5*	Description of Securities.
10.1*	Form of Letter Agreement among the Registrant, Tribe Arrow Holdings I LLC and each of the executive officers and directors of the Registrant.
10.2*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
10.3*	Form of Registration Rights Agreement among the Registrant, Tribe Arrow Holdings I LLC and the Holders signatory thereto.
10.4*	Form of Private Placement Warrants Purchase Agreement between the Registrant and Tribe Arrow Holdings I LLC.
10.5*	Form of Private Placement Warrants Purchase Agreement between the Registrant and Cantor Fitzgerald & Co.
10.6*	Form of Indemnity Agreement.
10.7*	Promissory Note issued to Tribe Arrow Holdings I LLC.
10.8*	Securities Subscription Agreement between the Registrant and Tribe Arrow Holdings I LLC.
10.9*	Form of Administrative Support Agreement between the Registrant and Tribe Capital Markets LLC.
10.10*	PIPE Commitment Agreement between the Registrant and Arrow Capital.
10.11*	Sponsor Support Agreement, dated November 30, 2022, by and among Iris Acquisition Corp, Liminatus Pharma, LLC and Iris Acquisition Holdings LLC.
10.12*

Lock-Up Agreement, dated November 30, 2022, by and among Iris Parent Holding Corp., Iris Acquisition Holdings LLC, Consonatus LLC, Car-Tcellkor Inc., Curis Biotech Holdings LLC and Ewon Confortech Co., Ltd.

10.13*	PIPE Subscription Agreement, dated November 28, 2022, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.14**	First Amendment to PIPE Subscription Agreement, dated August 14, 2023, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.15**	Second Amendment to PIPE Subscription Agreement, dated March 9, 2024, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.16*	Sponsor Forfeiture Agreement, dated November 30, 2022, by and between Iris Acquisition Holdings LLC and Iris Acquisition Corp.
10.17*

Form of Amended and Restated Registration Rights Agreement, by and among, Iris Acquisition Corp, Iris Parent Holding Corp, Iris Acquisition Holdings LLC, Cantor Fitzgerald & Co. and certain other parties thereto.

10.18*	Convertible Note Subscription Agreement, dated November 30, 2022, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.19**	First Amendment to Convertible Note Subscription Agreement, dated August 14, 2023, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.20**	Second Amendment to Convertible Note Subscription Agreement, dated March 9, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.21*	Form of Convertible Note.
10.22*	Promissory Note issued to Tribe Arrow Holdings I LLC
10.23*	Promissory Note Issued to Iris Acquisition Holdings LLC
10.24*	Promissory Note issued to Iris Acquisition Holdings LLC
10.25*	Promissory Note issued to Iris Acquisition Holdings LLC
10.26*	First Amended and Restated Promissory Note
10.27*	Administrative Support Agreement
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97**	Iris Acquisition Corp Clawback Policy
99.1*	Audit Committee Charter.
99.2*	Compensation Committee Charter.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase.
101.PRE	XBRL Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Iris Acquisition Corp

Date:	April 17, 2024	By:	/s/ Sumit Mehta
Name:Sumit Mehta
Title:Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Sumit Mehta	Chief Executive Officer	April 17, 2024
Sumit Mehta	(Principal Executive Officer)

/s/ Lisha Parmar	Chief Financial Officer	April 17, 2024
Lisha Parmar	(Principal Financial and Accounting Officer)

/s/ Omkar Halady	Vice President	April 17, 2024
Omkar Halady

/s/ Rohit Nanani	Director	April 17, 2024
Rohit Nanani

/s/ Richard Peretz	Director	April 17, 2024
Richard Peretz

/s/ Manish Shah	Director	April 17, 2024
Manish Shah

/s/ Nicholas Fernandez	Director	April 17, 2024
Nicholas Fernandez