Form 10-Q
period 2024-03-31
Iris Acquisition Corp
filed 2024-05-23
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 17, 2024, there were 7,187,037 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and no shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

IRIS ACQUISITION CORP

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

IRIS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash(1)	$201,537	$156,425
Due from Sponsor	1,256	1,256
Franchise tax receivable	34,100	53,200
Restricted cash - held in Trust Account	1,265,669	—
Prepaid expenses and other current assets	5,000	—
Total current assets	1,507,562	210,881
Cash and Investments held in Trust Account	3,118,739	4,291,332
Total Assets	$4,626,301	$4,502,213

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,402,685	$2,326,918
Due to related party	75,000	75,000
Class A common stock pending redemption (119,572 shares)	1,265,669	—
Income taxes payable	113,977	379,965
Excise tax payable	116,244	103,587
Derivative liability	—	2,202
Promissory note – related party	1,453,720	1,452,381
Promissory note - Liminatus	1,518,500	818,500
Total current liabilities	6,945,795	5,158,553
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liability	555,178	376,444
Total Liabilities	17,160,973	15,194,997

Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 287,037 and 406,609 shares at redemption value of $10 and $9.96 at March 31, 2024 and December 31, 2023, respectively	2,870,370	4,049,650

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 6,900,000 shares issued and outstanding (excluding 287,037 and 406,609 shares subject to possible redemption, respectively) at March 31, 2024 and December 31, 2023	690	690
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	53,611	140,000
Accumulated deficit	(15,459,343)	(14,883,124)
Total Stockholders’ Deficit	(15,405,042)	(14,742,434)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$4,626,301	$4,502,213

(1) As of March 31, 2024 and December 31, 2023, $76,639 of the $201,537 and $85,084 of the $156,425, respectively of the cash balances include restricted cash to be used for tax payments only.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Formation and operating costs	$721,754	$616,492
Loss from operations	(721,754)	(616,492)

Other income (expense):
Unrealized loss on change in fair value of warrant liabilities	(178,734)	(109,635)
Unrealized gain on change in fair value of derivative liability	2,202	—
Interest income on marketable securities held in Trust Account	47,241	84,697
Interest expense	(1,339)	—
Total other income (expense)	(130,630)	(24,938)

Loss before provision for income taxes	(852,384)	(641,430)
Provision for income taxes	(5,847)	(7,286)
Net loss	$(858,231)	$(648,716)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	7,275,074	1,413,104
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.12)	$(0.08)
Basic and diluted weighted average shares outstanding, Class B common stock	—	6,900,000
Basic and diluted net loss per share, Class B common stock	$—	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2024	6,900,000	690	—	—	140,000	(14,883,124)	(14,742,434)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(86,389)	—	(86,389)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(12,657)	(12,657)
Tax claim adjustment from redeeming stockholders	—	—	—	—	—	294,669	294,669
Net loss	—	—	—	—	—	(858,231)	(858,231)
Balance as of March 31, 2024	6,900,000	$690	—	$—	$53,611	$(15,459,343)	$(15,405,042)

THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2023	—	—	6,900,000	690	140,000	(13,974,105)	(13,833,415)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	298,845	298,845
Net loss	—	—	—	—	—	(648,716)	(648,716)
Balance as of March 31, 2023	—	$—	6,900,000	$690	$140,000	$(14,323,976)	$(14,183,286)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(858,231)	$(648,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on change in fair value of warrant liabilities	178,734	109,635
Unrealized gain on change in fair value of derivative liability	(2,202)	—
Interest income on marketable securities held in Trust Account	(47,241)	(84,697)
Accretion of discount on related party loans	1,339	—
Changes in operating assets and liabilities:
Franchise tax receivable	19,100	—
Prepaid expenses and other current assets	(5,000)	47,294
Due from Sponsor	—	(120,000)
Franchise taxes payable	—	(397,133)
Income tax payable	(265,988)	7,286
Accounts payable and accrued expenses	75,767	358,765
Net cash used in operating activities	(903,722)	(727,566)

Cash Flows from Investing Activities:
Proceeds from Trust Account for tax payments	294,519	752,141
Advances to Trust Account	(45,685)	(63,590)
Net cash provided by investing activities	248,834	688,551

Cash Flows from Financing Activities:
Redemption of Class A Common Stock	—	(305,008)
Proceeds from related party loan	—	400,000
Repayment of related party loan	—	(400,000)
Proceeds from promissory note - related party	—	108,720
Proceeds from promissory note - Liminatus	700,000	—
Net cash provided by (used in) financing activities	700,000	(196,288)

Net Change in Cash	45,112	(235,303)
Cash, beginning of period	156,425	280,640
Cash, end of period	$201,537	$45,337

Supplemental disclosure of non - cash operating and financing activities:
Remeasurement of Class A common stock subject to redemption value	$86,389	$298,845
Pending redemptions of Class A common shares	$1,265,669	$—
Excise tax payable	$12,657	$—
Income taxes paid	$271,835	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Iris Acquisition Corp (the “Company”) formally known as Tribe Capital Growth Corp I (name of the Company changed on July 27, 2022), is a blank check company incorporated in Delaware on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses and the change in fair value of its warrants.

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

Following the closing of the IPO on March 9, 2021, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including the proceeds from the sale of the Private Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay franchise taxes, the proceeds from the IPO and the sale of the Private Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 42 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 42 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially approximately $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters. As of March 31, 2024 and December 31, 2023, the income taxes payable of $248,369 and $241,682 represents the difference between the Class A common stock subject to possible redemption and the Cash and Investments held in Trust Account presented on the condensed balance sheets.

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

The Company has extended the time to complete the initial Business Combination to September 9, 2024 as described below (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

From time to time, the Company has amended and restated the certificate of incorporation to change the date by which the Company must consummate a business combination, which is September 9, 2024.

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

On March 7, 2024 at a special meeting of stockholders of the Company, stockholders holding 119,572 shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.58 per share, adjusted for applicable taxes in the amount of $60,000 taxes, including, but not limited to, franchise tax, excise tax and income tax, for an aggregate redemption amount of $1,265,669. Following such redemptions, 287,037 Public Shares remained outstanding. The redemptions were settled on April 2, 2024.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of March 31, 2024, the Company had $201,537 of cash in our operating bank account, which includes $76,639 of restricted cash to be used for tax payments only in its operating bank account, and working capital deficit of approximately $5,438,233, respectively. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6). As of March 31, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

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

Management has determined that if the Company is unable to complete a Business Combination by September 9, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Business Combination Agreement provides that if the transaction is not closed by July 31, 2024, either party can terminate the Business Combination Agreement.

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had operating cash (i.e,. cash held outside the Trust Account) of $201,537 and $156,425, respectively. As of March 31, 2024 and December 31, 2023, there were certain amounts that are restricted as they were withdrawn from the trust account for income tax payments, which totaled $76,639 and $85,084, respectively.

Cash and Investments held in Trust Account, and Restricted cash - held in Trust Account

As of March 31, 2024 and December 31, 2023, the Company had a total of $3,118,739 and $4,291,332, respectively in the Trust Account held in money market funds cash equivalents. As noted above, on March 7, 2024 stockholders holding 119,572 shares properly exercised their right to redeem their shares. As of March 31, 2024 the stockholders have not been paid out, as such, the amount owed to the stockholders of $1,265,669 is recorded on the Condensed Balance Sheets as Restricted Cash - held in Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as a component of temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value of $10.00 and $9.96 as of March 31, 2024 and December 31, 2023, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 11,913,333 of the Company’s Class A common stocks in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods. Accretion of the carrying value of Class A common stocks to redemption value is excluded from net income (loss) per common stock because the redemption value approximates fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income
Numerator:
Net loss	(858,231)	—	(110,272)	(538,444)
Denominator:
Basic and diluted weighted average shares outstanding	7,275,074	—	1,413,104	6,900,000
Basic and diluted net loss per share	$(0.12)	$0.00	$(0.08)	$(0.08)

Debt Discount

The Company presents the debt discount in the balance sheets as a direct reduction from the carrying amount of debt and are amortized over the term of the related debt using the effective yield method. For the three months ended March 31, 2024 and March 31, 2023, the Company accreted the debt discount for $1,339 and $0, respectively, which is included in interest expense on the accompanying condensed statements of operations.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore maintained a full valuation allowance.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to federal examination by the federal taxing authorities. The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

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

On March 7, 2024 the Company stockholders holding 119,572 shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.58 per share, for an aggregate redemption amount of $1,265,669. As of March 31, 2024, the Company recorded $12,657 of excise tax liability calculated as 1% of the fair market value of the shares redeemed on March 7, 2024.

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

As of March 31, 2024 and December 31, 2023, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption as December 31, 2023	4,049,650
Less: Shares redeemed in March 2024	(1,265,669)
Plus: Remeasurement of carrying value to redemption value	86,389
Class A common stock subject to possible redemption as March 31, 2024	$2,870,370

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2024 and December 31, 2023, the accounts payable and accrued liabilities of the Company consisted of the following:

	March 31, 2024
	(Unaudited)	December 31, 2023
Accounts payable	2,010,850	$1,996,912
Accrued legal expense	104,739	45,400
Accrued financial reporting printing services	127,289	111,000
Accrued expenses - other	159,807	173,606
	$2,402,685	$2,326,918

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

Promissory Note — Related Party

On May 27, 2022, the Sponsor agreed to loan the Company up to $300,000 for working capital purposes. These loans are non-interest bearing, unsecured and are due on demand. As of March 31, 2024 and December 31, 2023, the outstanding note is due on demand.

On October 10, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $550,000 to Iris Acquisition Holdings LLC, the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $550,000 payable on demand. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes.As of March 31, 2024 and December 31, 2023, the Company’s outstanding balance was $540,000 under this loan.

On December 20, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $750,000 to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $750,000, which was due the earlier of six months or the consummation of a business combination. As of March 31, 2024 and December 31, 2023, the Note is due and payable on demand. The Note does not bear interest. Upon the closing of a business combination, the Company shall pay an amount equal to 150% of the principal amount. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of March 31, 2024 and December 31, 2023, the Company’s outstanding balance was $613,720 under this loan.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In accordance with ASC 815, the premium for the 150% of the principal upon a business combination was determined to be an embedded feature that is bifurcated from the notes and is recorded as derivative liability. Management used a probability weighted expected return model to estimate the fair value of the redemption features at issuance of the promissory note – related party and as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the fair value of the derivative liability was $0 and $2,202 respectively. The Company recorded a decrease in fair value of the derivative liability of $2,202 and $0 for the three months ended March 31, 2024 and three months ended March 31, 2023, respectively. At issuance the debt discount for derivative liability was $104,428. As of March 31, 2024 and December 31, 2023, the debt discount for derivative liability was $0 and $1,339, respectively. For the three months ended March 31, 2024 and March 31, 2023, the Company recorded accretion of the debt discount of 1,339 and $0, respectively, which is included in interest expense on the accompanying condensed statements of operations.

In March 2023, during the United States banking crisis, the Company held cash in FRB and transferred $120,000 to the Sponsor to avoid delays in receiving funds from the bank in the event of collapse. In June 2023, this amount was still held by the Sponsor and used as a repayment of the outstanding principal balance.

On March 13, 2024, the December 2022 unsecured promissory note with the Sponsor was amended and restated to eliminate the 150% that would have been due upon the closing of a business combination.

The total balance outstanding on the promissory notes - related party amounted to $1,453,720, net of the debt discount of $0 and $1,452,381, net of the debt discount of $1,339, at March 31, 2024 and December 31, 2023, respectively.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to 1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. During the year ended December 31, 2023, the Company obtained proceeds of $400,000 from the Sponsor to use for the payment of vendors. Before these proceeds were disbursed to vendors, Management decided to repay the outstanding balance in full. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On March 11, 2024, the Company entered into an administrative support agreement (the “Agreement”) with Arrow Capital Management LLC (“Arrow”). Pursuant to the Agreement, Arrow will provide certain office space, utilities and secretarial and administrative support (the “Services”) to the Company. In exchange for the Services, the Company will pay to Arrow $10,000 per month, beginning January 1, 2024, and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. For the three months ended March 31, 2024, the Company incurred $30,000 for the administrative support agreement, which is included in formation and operating costs on the condensed statements of operations.

NOTE 7. LOAN PAYABLE - LIMINATUS

On October 4, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $1,500,000 to Liminatus. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $1,500,000 payable following the earlier of (i) closing of the Business Combination, as defined in the Business Combination Agreement dated November 30, 2022, or (ii) thirty (30) days following the termination of the Business Combination Agreement; provided, however, in the event the Company commences liquidation proceedings, this Note shall be cancelled and all amounts due, including all principal and accrued interest, shall be forgiven. Interest on the Note compounds annually and accrues on each unpaid Advance made under this Note at the rate of 5% per annum. As of March 31, 2024 and December 31, 2023, the Company’s outstanding balance was $1,518,500 and $818,500 from the advances. For the three months ended March 31, 2024, the Company recorded interest expense of $18,450, respectively, which is included within formation and operating costs on the condensed statements of operations.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 7,187,037 and 7,306,609, respectively, shares issued and outstanding, of which 287,037 and 406,609 are subject to possible redemption, respectively.

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both March 31, 2024 and December 31, 2023, there were no shares of Class B common stock outstanding.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 10. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was (0.7)% and 1.1%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the changes in the fair value of warrant liabilities and change in the valuation allowance. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2024. The Company believes that the use of the discrete method is more appropriate than the estimated effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 11. RECURRING FAIR VALUE MEASUREMENTS

As of March 31, 2024 and December 31, 2023, the Company’s warrant liabilities were valued at $555,178 and $376,444, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents fair value information as of March 31, 2024 and December 31, 2023 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2024 (Unaudited)
Assets:
Cash held in Trust Account:	$3,118,739	$3,118,739	$—	$—
Restricted cash - held in Trust Account	$1,265,669	$1,265,669	$—	$—
Liabilities:
Public Warrants	$303,600	$303,600	$—	$—
Private Warrants	$251,578	$—	$—	$251,578
December 31, 2023
Assets:
Cash held in Trust Account:	$4,291,332	$4,291,332	$—	$—
Liabilities:
Public Warrants	$207,690	$207,690	$—	$—
Private Warrants	$168,754	$—	$—	$168,754
Derivative liability	$2,202	$—	$—	$2,202

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On March 31, 2024 and December 31, 2023, the fair value was remeasured. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at March 31, 2024 and December 31, 2023. For March 31, 2024 and December 31, 2023, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement, March 31, 2024 and December 31, 2023:

	March 31, 2024
	(Unaudited)	December 31, 2023
Risk-free interest rate	5.13%	4.91%
Expected term (years)	0.86	0.87
Expected volatility	4.3%	5.7%
Stock Price	10.62	10.33
Exercise Price	11.50%	11.50

The change in the fair value of the warrant liabilities classified as Level 3 for the three months ended March 31, 2024 and the year ended December 31, 2023 is summarized as follows:

Fair value at January 1, 2023	$418,246
Change in fair value	42,015
Fair value at March 31, 2023	460,261
Change in fair value	(255,943)
Fair value at June 30, 2023	204,318
Change in fair value	19,602
Fair value at September 30, 2023	223,920
Change in fair value	(55,166)
Fair value at December 31, 2023	168,754
Change in fair value	$82,824
Fair value at March 31, 2024	$251,578

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the below that would have required adjustment or disclosure in the financial statements. On May 2, 2024, the Company received a written notice from the Listing Qualifications Department of Nasdaq, notifying the Company that because it no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market, pursuant to Listing Rule 5810(d)(2) of the Rules this deficiency now becomes an additional basis for delisting and the Company must address this deficiency. The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Hearing”). On May 21, 2024, the Company received a response from the Nasdaq Hearings Panel granting the Company’s request for continued listing on the Nasdaq Capital Market. The Company has until September 3, 2024 to demonstrate compliance with all applicable requirements for initial listing on the Nasdaq Global Market.

Subsequent to March 31, 2024, the Company obtained additional advances under the Liminatus unsecured promissory note totaling $500,000, which resulted in a total outstanding principal balance of $2,018,500.

Subsequent to March 31, 2024, $17,222 was deposited into the Trust Account representing Extension Payments. Such amount is Due from Sponsor.

On April 2, 2024, the Company paid $1,265,669 to the shareholders whom redeemed there shares on March 7, 2024.

On May 13, 2024, the Board approved the additional three month extension to consummate a business combination from June 9, 2024 to September 9, 2024.

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

On February 7, 2024, we filed a preliminary proxy statement with the SEC containing a proposal to stockholders to amend our amended and restated certificate of incorporation to, among other things, extend the date by which we must consummate a business combination from to March 9, 2024, to June 9, 2024.

On March 7, 2024, we filed with the Secretary of State of the State of Delaware an amendment to our amended and restated certificate of incorporation to change the date by which we must consummate a business combination to June 9, 2024 (the “Third Extension Amendment”) (subject to an additional three month extension at the discretion of the Board). The Board approved the additional three month extension on May 13, 2024 extending the date to consummate a business combination to September 9, 2024.

Our stockholders approved the Third Extension Amendment at a special meeting of stockholders (the “Third Special Meeting”) on March 7, 2024. The date by which we must consummate a business combination was subsequently extended to September 9, 2024.

In connection with the Third Special Meeting, stockholders holding 119,572 shares properly exercised their right to redeem their shares for cash at a redemption price of $10.58 per share, for an aggregate redemption amount of $1,265,669. Following such redemptions, 7,187,037 shares remained outstanding.

On March 9, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date to July 31, 2024. Additionally, on March 9, 2024, the parties to the Subscription Agreement and Convertible Note Subscription Agreement entered into an amendments to such agreements to extend the termination date of the respective agreements to July 31, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 5, 2020 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for our initial Business Combination. We generate non-operating interest income form cash and cash equivalents marketable securities held in the Trust Account and changes in the value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2024, we had net loss of $858,231, which consisted of $178,734 loss on the change in fair value of warrants, $721,754 of formation and offering costs, $1,339 of interest expense and which are offset by interest income on investments held in the Trust Account of $47,241.

For the three months ended March 31, 2023, we had a net loss of $648,716, which primarily consisted of a loss on the change in fair value of warrants $109,635, interest income on investments held in the Trust Account for $84,697, partially offset by $616,492 of formation and operating costs.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of March 31, 2024, we had $201,537 in our operating bank account, which includes $76,639 of restricted cash to be used for tax payments only in its operating bank account, negative working capital of approximately $5,438,233. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

For the three months ended March 31, 2024, net cash used in operating activities was $903,722, which was due to our net loss of $858,231, unrealized gain on change in fair value of derivative liability of $2,202, interest earned on investments held in the Trust Account of $47,241, changes in operating assets and liabilities of $176,121, which were offset by unrealized loss on change in fair value of warrant liabilities of $178,734 and the accretion of discount on related party loans of 1,339.

For the three months ended March 31, 2023, net cash used in operating activities was $727,566, which was due to our net loss of $648,716, interest earned on investments held in the Trust Account of $84,697, changes in operating assets and liabilities of $103,788 offset by unrealized loss on change in fair value of warrant liabilities of $109,635.

For the three months ended March 31, 2024, there was cash provided by investing activities of $248,834,which was the result of proceeds from the Trust Account used for tax payments and redemptions in the amount of $294,519, which was offset by the advances to Trust account of $45,685.

For the three months ended March 31, 2023, there was cash provided by investing activities of $688,551, which was the result of proceeds from Investment held in the Trust Account in the amount of $752,141, which was offset by advances to the Trust Account for $63,590.

For the three months ended March 31, 2024, net cash provided by financing activities was $700,000 which was a result of the proceeds from Liminatus promissory note of $700,000.

For the three months ended March 31, 2023, net cash used in financing activities was $196,288 which was a result of adjustments to Class A Common Stock that was redeemed in December 2022 for the amount of $305,008, which was offset by proceeds from the promissory note from a related party for $108,720.

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

Management has determined that if the Company is unable to complete a Business Combination by September 9, 2024 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The critical accounting estimates, assumptions, judgements and the related policies that we believe have the most significant impact on our financial statements are described below:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2024 based on the material weakness described above, we believe that our condensed financial statements contained in this quarterly report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on April 17, 2024 and in the other reports the Company has filed, and will in the future file, with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the first quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5- 1 trading arrangement”

or any “non-Rule 10b5-1. trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Third Amendment to Business Combination Agreement, dated as of March 9, 2024, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
3.1	Certificate of Incorporation.
3.2	Form of Amended and Restated Certificate of Incorporation.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tribe Growth Corp I.
3.4	Second Amendment to the Amended and Restated Certificate of Incorporation.
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Iris Acquisition Corp, filed on March 7, 2024
3.6	Amended and Restated Bylaws.
10.1	Promissory Note, dated as of October 4, 2023
10.2	First Amended and Restated Promissory Note, dated as of February 28, 2024
10.3	Administrative Support Agreement, dated February 26, 2024
10.4	Second Amendment to PIPE Subscription Agreement, dated March 9, 2024, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.5	Second Amendment to Convertible Note Subscription Agreement, dated March 9, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iris Acquisition Corp

Date: May 22, 2024	By:	/s/ Sumit Mehta
Name: Sumit Mehta
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2024	By:	/s/ Lisha Parmar
Name: Lisha Parmar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)