Form 10-Q
period 2024-06-30
Iris Acquisition Corp
filed 2024-08-23
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 22, 2024, there were 7,187,037 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and no shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

IRIS ACQUISITION CORP

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

IRIS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash(1)	$339,203	$156,425
Due from Sponsor	1,256	1,256
Franchise tax receivable	23,200	53,200
Prepaid expenses and other current assets	45,500	—
Total current assets	409,159	210,881
Cash and Investments held in Trust Account	3,126,546	4,291,332
Total Assets	$3,535,705	$4,502,213

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,486,477	$2,326,918
Due to related party	75,000	75,000
Income taxes payable	18,757	379,965
Excise tax payable	116,244	103,587
Derivative liability	—	2,202
Promissory note – related party	1,453,720	1,452,381
Promissory note - Liminatus	2,318,500	818,500
Total current liabilities	6,468,698	5,158,553
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liability	476,533	376,444
Total Liabilities	16,605,231	15,194,997

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 287,037 and 406,609 shares at redemption value of $10.18 and $9.96 at June 30, 2024 and December 31, 2023, respectively	2,921,309	4,049,650

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 6,900,000 shares issued and outstanding (excluding 287,037 and 406,609 shares subject to possible redemption, respectively) at June 30, 2024 and December 31, 2023	690	690
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Extension deposits due from Sponsor	(68,888)	—
Additional paid-in capital	71,560	140,000
Accumulated deficit	(15,994,197)	(14,883,124)
Total Stockholders’ Deficit	(15,990,835)	(14,742,434)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$3,535,705	$4,502,213

(1) As of June 30, 2024 and December 31, 2023, includes $36,203 and $85,084, respectively of the restricted cash to be used for tax payments only.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Formation and operating costs	$642,082	$650,699	$1,363,836	$1,267,191
Forgiveness of unrelated vendor payables	—	(275,000)	—	(275,000)
Loss from operations	(642,082)	(375,699)	(1,363,836)	(992,191)

Other income (expense):
Unrealized gain (loss) on change in fair value of warrant liabilities	78,645	598,183	(100,089)	488,548
Unrealized gain on change in fair value of derivative liability	—	—	2,202	—
Interest income on investments held in Trust Account	33,363	—	80,604	84,697
Accretion of discount on related party loans	—	—	(1,339)	—
Total other income (expense)	112,008	598,183	(18,622)	573,245

Income (loss) before provision for income taxes	(530,074)	222,484	(1,382,458)	(418,946)
Provision for income taxes	(4,780)	10,500	(10,627)	3,214
Net income (loss)	$(534,854)	$232,984	$(1,393,085)	$(415,732)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	7,187,037	1,413,104	7,231,055	1,413,104
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.07)	$0.03	$(0.19)	$(0.05)
Basic and diluted weighted average shares outstanding, Class B common stock	—	6,900,000	—	6,900,000
Basic and diluted net loss per share, Class B common stock	$—	$0.03	$—	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Extension deposits	Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	due from Sponsor	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2024	6,900,000	$690	—	$—	$—	$140,000	$(14,883,124)	$(14,742,434)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(86,389)	—	(86,389)
Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	—	(12,657)	(12,657)
Tax claim adjustment from redeeming stockholders	—	—	—	—	—	—	294,669	294,669
Net loss	—	—	—	—	—	—	(858,231)	(858,231)
Balance as of March 31, 2024	6,900,000	$690	—	$—	$—	$53,611	$(15,459,343)	$(15,405,042)
Deemed contribution for extension deposit from related party	—	—	—	—	(68,888)	68,888	—	—
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(50,939)	—	(50,939)
Net loss	—	—	—	—	—	—	(534,854)	(534,854)
Balance as of June 30, 2024	6,900,000	$690	—	$—	$(68,888)	$71,560	$(15,994,197)	$(15,990,835)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	6,900,000	$690	$140,000	$(13,974,105)	$(13,833,415)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	298,845	298,845
Net loss	—	—	—	—	—	(648,716)	(648,716)
Balance as of March 31, 2023	—	—	6,900,000	690	140,000	(14,323,976)	(14,183,286)
Net income	—	—	—	—	—	232,984	232,984
Balance as of June 30, 2023	—	$—	6,900,000	$690	$140,000	$(14,090,992)	$(13,950,302)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net loss	$(1,393,085)	$(415,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain (loss) on change in fair value of warrant liabilities	100,089	(488,548)
Unrealized gain on change in fair value of derivative liability	(2,202)	—
Forgiveness of unrelated vendor payables	—	(275,000)
Interest income on investments held in Trust Account	(80,604)	(84,697)
Accretion of discount on related party loans	1,339	—
Deferred taxes	—	(3,214)
Changes in operating assets and liabilities:
Franchise tax receivable	30,000	—
Prepaid expenses and other current assets	(45,500)	12,083
Franchise taxes payable	—	(347,133)
Income taxes payable	(361,208)	—
Accounts payable and accrued expenses	159,559	679,515
Net cash used in operating activities	(1,591,612)	(922,726)

Cash Flows from Investing Activities:
Proceeds from Trust Account for redemptions	1,265,669	—
Proceeds from Trust Account for tax payments	354,519	745,563
Extension deposits to Trust Account	(80,129)	(63,590)
Net cash provided by investing activities	1,540,059	681,973

Cash Flows from Financing Activities:
Redemption of Class A common stock	(1,265,669)	(298,431)
Proceeds from related party loan	—	400,000
Repayment of related party loan	—	(400,000)
Proceeds from promissory note - related party	—	373,720
Proceeds from promissory note - Liminatus	1,500,000	—
Net cash provided by financing activities	234,331	75,289

Net Change in Cash	182,778	(165,464)
Cash, beginning of period	156,425	280,640
Cash, end of period	$339,203	$115,176

Supplemental disclosure of non - cash operating and financing activities:
Remeasurement of Class A common stock subject to redemption value	$137,328	$298,845
Excise tax paid	$12,657	$—
Income taxes paid	$371,835	$—
Deemed contribution for extension deposit from related party	$68,888	$—

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses and the change in fair value of its warrants.

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

Following the closing of the IPO on March 9, 2021, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including the proceeds from the sale of the Private Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trustee”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. In December 2022, the Company instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing cash account. In September 2023, the Company further instructed the Trustee to move the funds held in the Trust Account to an interest bearing bank deposit program until the earlier of the consummation of a business combination or the liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay franchise taxes, the proceeds from the IPO and the sale of the Private Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 42 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 42 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially approximately $10.00 per public share. The per share amount the

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters. As of June 30, 2024 and December 31, 2023, the income taxes payable of $222,459 and $241,682 represents the difference between the Class A common stock subject to possible redemption and the Cash and Investments held in Trust Account and an outstanding extension deposit due from Sponsor presented on the condensed balance sheets.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Merger, the “Mergers”), with Iris surviving the SPAC Merger (the “SPAC Surviving Subsidiary”) as a direct wholly-owned subsidiary of ParentCo (the transactions contemplated by the foregoing clauses (a) and (b) the “Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

Liminatus is an early stage single-asset biotech company focused on oncology. The company is looking to develop a next generation CD 47 checkpoint inhibitor targeting various solid tumors. CD 47 is a potent ‘do not eat me’ signal that enables cancer cells to evade detection by the immune system. The CD 47 next generation antibody has shown to preferentially bind to immune cells, but negligibly to red blood cells and platelets without inducing destruction of red blood cells which is a key differentiating feature. The next generation of anti CD 47 monoclonal antibodies have catalysed a resurgence of interest in the field. Currently IND enabling studies are underway to progress the asset into clinical trials.

Liminatus is actively reviewing opportunities to in-license or acquire other clinical candidates that match the area of expertise of the company.

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

From time to time, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the date by which the parties thereto can terminate the Business Combination Agreement, which is September 3, 2024. Concurrently with the Fourth Amendment to the Business Combination Agreement on July 19, 2024, the PIPE Equity Subscription Agreement was amended to extend the date by which the PIPE Subscriber can terminate the agreement to September 3, 2024. The parties to the Convertible Note Subscription Agreement terminated the Convertible Note Subscription Agreement on July 23, 2024.

On December 20, 2022, stockholders holding 26,186,896 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of $263,963,913. Following such redemptions, 1,413,104 Public Shares remained outstanding in the Trust Account. During the year ended December 31, 2023, the redemption price was adjusted due to tax deductions which resulted in the net payment of $298,431 of the second tranche redemption payment.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On March 7, 2024, stockholders holding 119,572 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.58 per share, adjusted for applicable taxes in the amount of $60,000, including, but not limited to, franchise tax, excise tax and income tax, for an aggregate redemption amount of $1,265,669. Following such redemptions, 287,037 Public Shares remained outstanding. The redemptions were settled on April 2, 2024.

Nasdaq Delisting Notice

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

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of June 30, 2024, the Company had $339,203 of cash in our operating bank account, which includes $36,203 of restricted cash to be used for tax payments only in its operating bank account, and working capital deficit of approximately $6,059,539, respectively. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of June 30, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

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

Management has determined that if the Company is unable to complete a Business Combination by September 9, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Business Combination Agreement provides that if the transaction is not closed by September 3, 2024, either party can terminate the Business Combination Agreement.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company had operating cash (i.e., cash held outside the Trust Account) of $339,203 and $156,425, respectively. As of June 30, 2024 and December 31, 2023, there were certain amounts that are restricted as they were withdrawn from the trust account for income tax payments, which totaled $36,203 and $85,084, respectively.

Cash and Cash Equivalents held in Trust Account

As of June 30, 2024 and December 31, 2023, the Company had a total of $3,126,546 and $4,291,332, respectively in the Trust Account held in money market funds cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as a component of temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value of $10.18 and $9.96 as of June 30, 2024 and December 31, 2023, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (see Note 8 for more details). Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 11,913,333 of the Company’s Class A common stocks in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods. Accretion of the carrying value of Class A common stocks to redemption value is excluded from net income (loss) per common stock because the redemption value approximates fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income
Numerator:
Net loss	$(534,854)	$—	$39,604	$193,380	$(1,393,085)	$—	$(70,668)	$(345,064)
Denominator:
Basic and diluted weighted average shares outstanding	7,187,037	—	1,413,104	6,900,000	7,231,055	—	1,413,104	6,900,000
Basic and diluted net loss per share	$(0.07)	$0.00	$0.03	$0.03	$(0.19)	$0.00	$(0.05)	$(0.05)

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Debt Discount

The Company presents the debt discount in the balance sheets as a direct reduction from the carrying amount of debt and are amortized over the term of the related debt using the effective yield method. For the three and six months ended June 30, 2024, the Company accreted the debt discount for $0 and $1,339, respectively, which is included in interest expense on the accompanying condensed statements of operations.

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

Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. The Company has determined that the promissory note - related party included an embedded derivative for the redemption feature for the amount equal to 150% of the principal amount upon the consummation of a business combination. See Note 5.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Advances due from Sponsor

The Company accounts for advances due from the Sponsor as a contra equity balance unless payment has been received subsequent to period end. As of June 30, 2024 and December 31, 2023, the Company has $68,888 and $0 of extension deposit advances due from the Sponsor. See Note 5.

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

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. In April 2024, the Treasury issued proposed regulations providing guidance with respect to the excise tax. Taxpayers must rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. On June 28, 2024, the Treasury finalized certain of the proposed regulations (those relating to procedures for reporting and paying the Excise Tax). The remaining regulations (largely relating to the computation of the Excise Tax) remain in proposed form. The Treasury intends to finalize these proposed regulations at a later date and, until such time, taxpayers may continue to rely on the proposed regulations.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote, or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

On September 7, 2023, the Company’s stockholders redeemed 1,006,495 shares of Class A shares of common stock for a total of $10,358,754. As of December 31, 2023, the Company recorded $103,587 of excise tax liability calculated as 1% of the fair market value of the shares redeemed on September 7, 2023. The liability does not impact the accompanying unaudited condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

On March 7, 2024 the Company stockholders holding 119,572 shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.58 per share, for an aggregate redemption amount of $1,265,669. As of June 30, 2024, the Company recorded $12,657 of excise tax liability calculated as 1% of the fair market value of the shares redeemed on March 7, 2024. The liability does not impact the accompanying unaudited condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or a portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024, until paid in full.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

During the year ended December 31, 2023, with respect to the December 20, 2022 redemption discussed in Note 1 to the unaudited condensed financial statements, the Company had not finalized its calculation of taxes required to be withheld and had inadvertently distributed $294,669 of funds to redeeming stockholders. Upon completion of the tax calculation, the redemption price was adjusted and funds in the amount of $294,669 were paid back into the Trust Account from the redeeming stockholders during the three months ended March 31, 2024.

As of June 30, 2024 and December 31, 2023, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption as December 31, 2023	$4,049,650
Less: Shares redeemed in March 2024	(1,265,669)
Plus: Remeasurement of carrying value to redemption value	86,389
Class A common stock subject to possible redemption as March 31, 2024	2,870,370
Plus: Remeasurement of carrying value to redemption value	50,939
Class A common stock subject to possible redemption as June 30, 2024	$2,921,309

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

On November 30, 2022, the Sponsor entered into a Sponsor Forfeiture Agreement (the “Sponsor Forfeiture Agreement”) with the Company and Liminatus, pursuant to which, contingent upon the closing of the Business Combination, the Sponsor agreed to forfeit all 4,177,778 of its Private Placement Warrants to purchase shares of the Company’s Class A common stock, exercisable at $11.50 per share (the “Forfeited Private Placement Warrants”), acquired by the Sponsor in March 2021 in connection with the Initial Public Offering. At the closing of the Business Combination, the Forfeited Private Placement Warrants shall be transferred from the Sponsor to the Company for cancellation in exchange for no consideration and the Company shall retire and cancel all of the Forfeited Private Placement Warrants.

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

Promissory Note — Related Party

On May 27, 2022, the Sponsor agreed to loan the Company up to $300,000 for working capital purposes. These loans are non-interest bearing, unsecured and are due on demand. As of June 30, 2024 and December 31, 2023, the outstanding note is due on demand.

On October 10, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $550,000 to Iris Acquisition Holdings LLC, the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $550,000 payable on demand. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes.As of June 30, 2024 and December 31, 2023, the Company’s outstanding balance was $540,000 under this loan.

On December 20, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $750,000 to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $750,000, which was due the earlier of six months or the consummation of a business combination. As of June 30, 2024 and December 31, 2023, the Note is due and payable on demand. The Note does not bear interest. Upon the closing of a business combination, the Company shall pay an amount equal to 150% of the principal amount. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of June 30, 2024 and December 31, 2023, the Company’s outstanding balance was $613,720 under this loan. As of June 30, 2024, and December 31, 2023, $28,463 and $120,515 of the total $613,720 outstanding balance was used for extension payments to the trust account, and the remaining balance was advanced for working capital purposes.

In accordance with ASC 815, the premium for the 150% of the principal upon a business combination was determined to be an embedded feature that is bifurcated from the notes and is recorded as derivative liability. Management used a probability weighted expected return model to estimate the fair value of the redemption features at issuance of the promissory note – related party and as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the fair value of the derivative liability was $0 and $2,202 respectively. The Company recorded a decrease in fair value of the derivative liability of $2,202 and $0 for the six months ended June 30, 2024 and June 30, 2023, respectively. At issuance the debt discount for derivative liability was $104,428. As of June 30, 2024 and December 31, 2023, the debt discount for derivative liability was $0 and $1,339, respectively. For the three and six months ended June 30, 2024, the Company recorded accretion of the debt discount of $1,339 and $0, respectively, which is included in interest expense on the accompanying condensed statements of operations.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In March 2023, during the United States banking crisis, the Company held cash in First Republic Bank and transferred $120,000 to the Sponsor to avoid delays in receiving funds from the bank in the event of collapse. In June 2023, this amount was still held by the Sponsor and used as a repayment of the outstanding principal balance.

On March 13, 2024, the December 2022 unsecured promissory note with the Sponsor was amended and restated to eliminate the 150% that would have been due upon the closing of a business combination.

The total balance outstanding on the promissory notes - related party amounted to $1,453,720, net of the debt discount of $0 and $1,452,381, net of the debt discount of $1,339, at June 30, 2024 and December 31, 2023, respectively.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to 1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. During the year ended December 31, 2023, the Company obtained proceeds of $400,000 from the Sponsor to use for the payment of vendors. Before these proceeds were disbursed to vendors, Management decided to repay the outstanding balance in full. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

In addition, in order to fund the extension payments, the Sponsor or its designees has agreed to loan to the Company the lesser of: (x) $30,000 and (y) $0.06 per month for each public share that is not redeemed (the “Extension Payments Loan”). The Extension Payments Loan will only be made on a month - to - month basis at the end of every month and until the consummation of the business combination transaction. The amount of the Extension Payments Loan will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of an initial business combination, in cash, at the option of the Sponsor. As of June 30, 2024, the Company had $34,444 recorded as Due from Sponsor and Due to Related Party on the accompanying condensed balance sheet for unfunded extension payments from the Sponsor that were funded by the Company.

Administrative Support Agreement

On March 11, 2024, the Company entered into an administrative support agreement (the “Agreement”) with Arrow Capital Management LLC (“Arrow”). Pursuant to the Agreement, Arrow will provide certain office space, utilities and secretarial and administrative support (the “Services”) to the Company. In exchange for the Services, the Company will pay to Arrow $10,000 per month, beginning January 1, 2024, and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. For the three and six months ended June 30, 2024, the Company incurred $30,000 and $60,000, respectively, for the administrative support agreement, which is included in formation and operating costs on the condensed statements of operations.

Advances due from Sponsor

The Company accounts for advances due from the Sponsor as a contra equity balance unless payment has been received subsequent to period end. As of June 30, 2024 and December 31, 2023, the Company has $68,888 and $0 of extension deposit advances due from the Sponsor.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On February 28, 2024, the Liminatus unsecured promissory note was amended and restated to increase the aggregate principal amount to up to $2,500,000, and add advances that occurred under the note. As of June 30, 2024 and December 31, 2023, the Company’s outstanding balance was $2,318,500 and $818,500 from the advances. For the three and six months ended June 30, 2024, the Company recorded interest expense of $28,902 and 47,352, respectively, which is included within formation and operating costs on the condensed statements of operations.

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

Underwriting Agreement

The underwriters are entitled to an underwriting discount of 2% (or $5,520,000) of the gross proceeds of the IPO and deferred underwriting discount of 3.5% (or 9,660,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

On October 11, 2023, the Company executed a Fee Reduction Agreement with the underwriters to reduce the deferred underwriting discount of $9,660,000 to $8,000,000 in the event that the business combination with Liminatus is consummated. Pursuant to the terms of the agreement, the reduced deferred underwriting discount shall be payable by the Company to the underwriters in amount $1,000,000 in cash and $7,000,000 of the common equity securities of the public entity that survives the transaction. As of June 30, 2024, the deferred underwriting discount of $9,660,000 hasn’t been reduced to $8,000,000 because the release of the payable will occur upon the consummation of the business combination with Liminatus.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 7,187,037 and 7,306,609, respectively, shares issued and outstanding, of which 287,037 and 406,609 are subject to possible redemption, respectively.

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both June 30, 2024 and December 31, 2023, there were no shares of Class B common stock outstanding.

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

The Class B common stock is convertible at any time and from time to time at the option of the holder thereof and will automatically convert into Class A common stock upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 83% of the total number of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (i) any shares of Class A common stock redeemed by public stockholders in connection with the initial Business Combination and (ii) any Class A common stock or equity-linked securities exercisable for or convertible into Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

On September 20, 2023, the Sponsor converted all of its Class B common stock on a one - for - one basis into Class A common stock (such shares, the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer entered into by the Sponsor in connection with the IPO.

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was (0.8)% and 0.8%, respectively. The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was (0.9)% and (4.7)%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the changes in the fair value of warrant liabilities, transaction costs and change in the valuation allowance. The Company has used a discrete effective tax rate method to calculate taxes for the six months ended June 30, 2024. The Company believes that the use of the discrete method is more appropriate than the estimated effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 10. RECURRING FAIR VALUE MEASUREMENTS

As of June 30, 2024 and December 31, 2023, the Company’s warrant liabilities were valued at $476,533 and $376,444, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents fair value information as of June 30, 2024 and December 31, 2023 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2024 (Unaudited)
Assets:
Cash equivalents held in Trust Account:	$3,126,546	$3,126,546	$—	$—
Liabilities:
Public Warrants	276,000	276,000	—	—
Private Warrants	200,533	—	—	200,533
December 31, 2023
Assets:
Cash equivalents held in Trust	4,291,332	4,291,332	—	—
Liabilities:
Public Warrants	207,690	207,690	—	—
Private Warrants	168,754	—	—	168,754
Derivative liability	$2,202	$—	$—	$2,202

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On June 30, 2024 and December 31, 2023, the fair value was remeasured. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at June 30, 2024 and December 31, 2023. For June 30, 2024 and December 31, 2023, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement, June 30, 2024 and December 31, 2023:

	June 30, 2024
	(Unaudited)	December 31, 2023
Risk-free interest rate	5.16%	4.91%
Expected term (years)	0.86	0.87
Expected volatility	de minimis	5.7%
Stock Price	$11.67	$10.33
Exercise Price	$11.50	$11.50

The change in the fair value of the warrant liabilities classified as Level 3 for the three months ended June 30, 2024 and the year ended December 31, 2023 is summarized as follows:

Fair value at January 1, 2024	$168,754
Change in fair value	82,824
Fair value at March 31, 2024	251,578
Change in fair value	(51,045)
Fair value at June 30, 2024	$200,533

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

On July 19, 2024, the Company entered into the Fourth Amendment to the Business Combination Agreement to amend the Outside Date to September 3, 2024.

On July 19, 2024, the Company entered into a capital markets advisory agreement with Benjamin Securities, Inc. and Liminatus Pharma, LLC to perform certain services for the Company and Liminatus Pharma, LLC.

On July 23, 2024, the PIPE Equity Subscription Agreement was amended to increase the PIPE Investor’s committed purchase of PIPE Shares from 1,500,000 to 2,500,000, increase the PIPE Equity Investment from $15,000,000 to $25,000,000, and extend the date by which the PIPE Subscriber can terminate the agreement to September 3, 2024.

On July 23, 2024, the Convertible Note Subscription Agreement was terminated.

On August 2, 2024, the parties to the unsecured promissory note amended such promissory note to increase the principal amount from $2,500,000 to $3,500,000.

On August 5, 2024, $17,222 was deposited into the Trust Account representing an Extension Payment. The Extension Payment was deposited from the Company’s operating account and is Due from Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Iris Acquisition Corp. References to our “Board,” “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Iris Acquisition Holdings LLC (formerly known as Tribe Arrow Holdings I LLC). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On April 26, 2023, Dr. Borade, an Audit Committee member, notified us of his intent to resign as a member of our Board effective April 26, 2023. Dr. Borade’s decision to resign was not the result of any dispute or disagreement with us on any matter relating to our operation, policies (including accounting or financial policies) or practices.

On May 30, 2023, our Board appointed Nicholas Fernandez to serve as a director.

On May 30, 2023, our Board held a meeting and extended the date by which we must consummate a Business Combination for a three month period from June 9, 2023 to September 9, 2023. Consistent with this extension by our Board, the parties to the Business Combination Agreement amended the Business Combination Agreement on June 1, 2023, to extend the date by which the parties thereto can terminate the Business Combination Agreement if the transaction has not closed by that date (the “Outside Date”) from June 7, 2023, to September 30, 2023.

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

On September 7, 2023, we filed with the Secretary of State of the State of Delaware an amendment to our amended and restated certificate of incorporation to: (i) to change the date by which we must consummate a business combination to December 9, 2023 (the “Second Extension Amendment”) (subject to an additional three month extension at the discretion of our Board); (ii) to remove from the charter the limitation on share repurchases prior to the consummation of a business combination that would cause our net tangible assets to be less than $5,000,001 following such repurchases, and the limitation that we shall not consummate a business combination if it would cause our net tangible assets to be less than $5,000,001 either immediately prior or subsequent to the consummation of such business combination (the “NTA Amendment”); and (iii) to amend the charter to provide for the right of a holder of shares of the Class B common stock, par value $0.0001 per share, to convert such shares into shares of the Class A common stock on a one-for-one basis prior to the closing of a business combination (the “Founder Share Amendment” and, together with the Extension Amendment and the NTA Amendment, the “Charter Amendments”).

Our stockholders approved the Charter Amendments at a special meeting of stockholders (the “Second Special Meeting”) on September 7, 2023. The date by which we must consummate a business combination was subsequently extended to March 9, 2024.

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

On March 7, 2024, we filed with the Secretary of State of the State of Delaware an amendment to our amended and restated certificate of incorporation to change the date by which we must consummate a business combination to June 9, 2024 (the “Third Extension Amendment”) (subject to an additional three month extension at the discretion of our Board). Our Board approved the additional three month extension on May 13, 2024 extending the date to consummate a business combination to September 9, 2024.

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

On March 9, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date to July 31, 2024. Additionally, on March 9, 2024, the parties to the Subscription Agreement and Convertible Note Subscription Agreement entered into amendments to such agreements to extend the termination date of the respective agreements to July 31, 2024.

On July 19, 2024 the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date to September 3, 2024.

A Registration Statement on Form S-4 relating to the Company’s business combination was declared effective by the SEC on August 9, 2024.

On August 15, 2024, Liminatus informed us that Targeted Diagnostics & Therapeutics, Inc., Liminatus’s license partner for the intellectual property and other rights related to GCC (CAR-T therapy and cancer vaccine), sent a notice to Liminatus terminating the License and Development Agreement, dated June 10, 2018, by and between Targeted Diagnostics & Therapeutics, Inc. and Liminatus. As a result of this termination, we expect to file a post-effective amendment to ParentCo’s Registration Statement on Form S-4 to disclose the change to Liminatus’s business and to reschedule a previously scheduled meeting of stockholders to a later date.

As a result of this development, we will not be able to complete the business combination by Septermber 9, 2024. Because we continue to believe the business combination would be in the best interest of our stockholders, the Board has determined to seek stockholder approval to extend the date by which we have to complete an initial business combination beyond September 9, 2024, to December 31, 2024, and on August 16, 2024, we filed a preliminary proxy statement with the SEC in this respect.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 5, 2020 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for our initial Business Combination. We generate non-operating interest income form cash and cash equivalents marketable securities held in the Trust Account and changes in the value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2024, we had net loss of $534,854, which consisted of $642,082 of formation and offering cost and provision for income taxes of $4,780, which are offset by a $78,645 gain on the change in fair value of warrants and interest income on investments held in the Trust Account of $33,363.

For the three months ended June 30, 2023, we had a net income of approximately $232,984, which consisted of income of $275,000 for the forgiveness of unrelated vendor payables, $598,183 unrealized gain on fair value of warrants and provision for income tax benefit of $10,500, offset by $650,699 of formation and offering costs.

For the six months ended June 30, 2024, we had net loss of $1,393,085, which consisted of $1,363,836 of formation and offering costs, $100,089 loss on the change in fair value of warrants, $10,627 provision for income taxes, and $1,339 of interest expense and which are offset by interest income on investments held in the Trust Account of $80,604 and a gain on the fair value of derivatives of $2,202.

For the six months ended June 30, 2023, we had a net loss of $415,732, which consisted of $1,267,191 of formation and offering costs, offset by forgiveness of unrelated payables for $275,000, an unrealized gain on fair value of warrant liabilities of $488,548, interest income on marketable securities held in the Trust Account of $84,697 and provision of tax benefit of $3,214.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of June 30, 2024, we had $339,203 in our operating bank account, which includes $36,203 of restricted cash to be used for tax payments only in its operating bank account, negative working capital of approximately $6,059,539. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

For the six months ended June 30, 2024, net cash used in operating activities was $1,591,612, which was due to our net loss of $1,393,085, unrealized gain on change in fair value of derivative liability of $2,202, interest earned on investments held in the Trust Account of $80,604, changes in operating assets and liabilities of $217,149, which were offset by unrealized loss on change in fair value of warrant liabilities of $100,089 and the accretion of discount on related party loans of 1,339.

For the six months ended June 30, 2023, net cash used in operating activities was $922,726, which was due to our net loss of $415,732, interest earned on investments held in the Trust Account of $84,697, changes in operating assets and liabilities of $344,465 offset by unrealized loss on change in fair value of warrant liabilities of $488,548.

For the six months ended June 30, 2024, there was cash provided by investing activities of $1,540,059,which was the result of proceeds from the Trust Account used for tax payments and redemptions in the amount of $354,519, which was offset by the advances to Trust account of $80,129.

For the six months ended June 30, 2023, there was cash provided by investing activities of $681,973, which was the result of proceeds from Investment held in the Trust Account in the amount of $745,563, which was offset by advances to the Trust Account for $63,590.

For the six months ended June 30, 2024, net cash provided by financing activities was $234,331 which was a result of the proceeds from Liminatus promissory note of $1,500,000.

For the six months ended June 30, 2023, net cash used in financing activities was $75,289 which was a result of adjustments to Class A Common Stock that was redeemed in December 2022 for the amount of $298,431, which was offset by proceeds from the promissory note from a related party for $373,720.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The critical accounting estimates, assumptions, judgements and the related policies that we believe have the most significant impact on its financial statements are described below:

Fair Value of Warrants

In determining the fair value of our Private Placement Warrants, our Board used the most observable inputs available. The valuation approach utilized the Monte Carlo simulation model. Some of the inputs used in the model include the expected common stock price volatility, risk-free interest rate, expected Business Combination date and probability of completing the Business Combination. Several of these inputs are known and several use judgement. For instance, the probability of completing the Business Combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact our valuation of our Private Placement Warrants as of each valuation date and may have a material impact on the valuation of these warrants.

Fair Value of Derivative Liability

In determining the fair value of our derivative liability, our Board used the most observable inputs available. The valuation approach for our derivative liability utilizes a probability weighted expected return model. Some of the inputs used in the model include the risk-free interest rate, expected Business Combination date and probability of completing the Business Combination. Several of these inputs are known and several use judgement. For instance, the probability of completing the Business Combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact our valuation as of each valuation date and may have a material impact on the valuation of the derivative liability.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses which existed as of June 30, 2024, related to 1) we experienced difficulty in our accounting for complex financial instruments, 2) we lack the controls needed to assure that we are maintaining compliance with income tax regulations, including the timely filing of complete and accurate income tax returns, 3) we lack controls needed to assure the preparation of complete and accurate financial statement disclosures, and 4) controls over income tax accounting, including those needed to identify, reconcile and properly account for difference between our book income tax provision and tax returns are ineffective. The Company has begun to develop a remediation which is more fully described below.

After identifying the material weaknesses, we have commenced our remediation efforts by taking the following steps:

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2024 based on the material weaknesses described above, we believe that our condensed financial statements contained in this quarterly report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the second quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5- 1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Third Amendment to Business Combination Agreement, dated as of March 9, 2024, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.2	Fourth Amendment to Business Combination Agreement, dated as of July 19, 2024, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
3.1	Certificate of Incorporation.
3.2	Amended and Restated Certificate of Incorporation.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tribe Growth Corp I.
3.4	Second Amendment to the Amended and Restated Certificate of Incorporation.
3.5	Third Amendment to the Amended and Restated Certificate of Incorporation
3.6	Fourth Amendment to the Amended and Restated Certificate of Incorporation
3.7	Amended and Restated Bylaws.
10.1	Second Amendment to Convertible Note Subscription Agreement, dated March 9, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.3	Third Amendment to PIPE Subscription Agreement, dated July 23, 2024, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.4	Termination Agreement to Convertible Note PIPE, dated July 23, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.5	Second Amended and Restated Promissory Note, dated August 2, 2024, by and between Iris Acquisition Corp and Liminatus Pharma LLC.
31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iris Acquisition Corp

Date: August 23, 2024	By:	/s/ Sumit Mehta
Name: Sumit Mehta
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2024	By:	/s/ Lisha Parmar
Name: Lisha Parmar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)