Form 10-Q
period 2024-09-30
Iris Acquisition Corp
filed 2024-11-27
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 971 4 3966949

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fourth of one Redeemable Warrant	IRAAU	OTC Pink

Class A Common Stock, par value $0.0001 per share	IRAA	OTC Pink

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	IRAAW	OTC Pink

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

As of November 15, 2024, there were 7,138,930 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and no shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

IRIS ACQUISITION CORP

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

IRIS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash(1)	$358,181	$156,425
Due from Sponsor	1,256	1,256
Franchise tax receivable	14,500	53,200
Prepaid expenses and other current assets	20,250	—
Total current assets	394,187	210,881
Cash and Investments held in Trust Account	2,673,999	4,291,332
Total Assets	$3,068,186	$4,502,213

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,746,925	$2,326,918
Due to related party	75,000	75,000
Income taxes payable	19,861	379,965
Excise tax payable	121,616	103,587
Derivative liability	—	2,202
Promissory note – related party	1,453,720	1,452,381
Promissory note - Liminatus	3,118,500	818,500
Total current liabilities	7,535,622	5,158,553
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liability	127,562	376,444
Total Liabilities	17,323,184	15,194,997

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 238,930 and 406,609 shares at redemption value of $10.26 and $9.96 at September 30, 2024 and December 31, 2023, respectively	2,452,163	4,049,650

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 6,900,000 shares issued and outstanding (excluding 238,930 and 406,609 shares subject to possible redemption, respectively) at September 30, 2024 and December 31, 2023	690	690
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Extension deposits due from Sponsor	(117,669)	—
Additional paid-in capital	52,287	140,000
Accumulated deficit	(16,642,469)	(14,883,124)
Total Stockholders’ Deficit	(16,707,161)	(14,742,434)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$3,068,186	$4,502,213

(1) As of September 30, 2024 and December 31, 2023, include $32,580 and $85,084, respectively of the restricted cash to be used for tax payments only.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Formation and operating costs	$(1,019,694)	$(676,321)	$(2,383,530)	$(1,943,512)
Forgiveness of unrelated vendor payables	—	—	—	275,000
Loss from operations	(1,019,694)	(676,321)	(2,383,530)	(1,668,512)

Other income (expense):
Unrealized gain (loss) on change in fair value of warrant liabilities	348,971	(45,822)	248,882	442,726
Unrealized gain on change in fair value of derivative liability	—	—	2,202	—
Interest income on investments held in Trust Account	32,986	421,853	113,590	506,550
Accretion of discount on related party loans	—	—	(1,339)	—
Total other income	381,957	376,031	363,335	949,276

Loss before provision for income taxes	(637,737)	(300,290)	(2,020,195)	(719,236)
Provision for income taxes	(5,163)	(23,601)	(15,790)	(20,387)
Net loss	$(642,900)	$(323,891)	$(2,035,985)	$(739,623)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	7,173,964	1,977,122	7,211,886	1,603,176
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.09)	$(0.04)	$(0.28)	$(0.09)
Basic and diluted weighted average shares outstanding, Class B common stock	—	6,150,000	—	6,647,253
Basic and diluted net loss per share, Class B common stock	$—	$(0.04)	$—	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Extension deposits	Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	due from Sponsor	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2024	6,900,000	$690	—	$—	$—	$140,000	$(14,883,124)	$(14,742,434)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(86,389)	—	(86,389)
Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	—	(12,657)	(12,657)
Tax claim adjustment from redeeming stockholders	—	—	—	—	—	—	294,669	294,669
Net loss	—	—	—	—	—	—	(858,231)	(858,231)
Balance as of March 31, 2024	6,900,000	690	—	—	—	53,611	(15,459,343)	(15,405,042)
Deemed contribution for extension deposit from related party	—	—	—	—	(68,888)	68,888	—	—
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(50,939)	—	(50,939)
Net loss	—	—	—	—	—	—	(534,854)	(534,854)
Balance as of June 30, 2024	6,900,000	690	—	—	(68,888)	71,560	(15,994,197)	(15,990,835)
Deemed contribution for extension deposit from related party	—	—	—	—	(48,781)	48,781	$—	—
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(68,054)	—	(68,054)
Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	—	(5,372)	(5,372)
Net loss	—	—	—	—	—	—	(642,900)	(642,900)
Balance as of September 30, 2024	6,900,000	$690	—	$—	$(117,669)	$52,287	$(16,642,469)	$(16,707,161)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	6,900,000	$690	$140,000	$(13,974,105)	$(13,833,415)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	298,845	298,845
Net loss	—	—	—	—	—	(648,716)	(648,716)
Balance as of March 31, 2023	—	—	6,900,000	690	140,000	(14,323,976)	(14,183,286)
Net income	—	—	—	—	—	232,984	232,984
Balance as of June 30, 2023	—	$—	6,900,000	$690	$140,000	$(14,090,992)	$(13,950,302)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	180,526	180,526
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(103,587)	(103,587)
Conversion of Class B common stock to Class A common stock	6,900,000	690	(6,900,000)	(690)	—	—	—
Net loss	—	—	—	—	—	(323,891)	(323,891)
Balance as of September 30, 2023	6,900,000	$690	—	$—	$140,000	$(14,337,944)	$(14,197,254)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net loss	$(2,035,985)	$(739,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on change in fair value of warrant liabilities	(248,882)	(442,726)
Unrealized gain on change in fair value of derivative liability	(2,202)	—
Forgiveness of unrelated vendor payables	—	(275,000)
Interest income on investments held in Trust Account	(113,590)	(506,550)
Accretion of discount on related party loans	1,339	—
Changes in operating assets and liabilities:
Franchise tax receivable	38,700	—
Prepaid expenses and other current assets	(20,250)	61,253
Franchise taxes payable	—	(390,733)
Income taxes payable	(360,104)	(173,458)
Accounts payable and accrued expenses	420,007	1,004,758
Net cash used in operating activities	(2,320,967)	(1,462,079)

Cash Flows from Investing Activities:
Proceeds from Trust Account for redemptions	1,802,869	10,657,185
Proceeds from Trust Account for tax payments	354,519	853,261
Extension deposits to Trust Account	(131,796)	(77,821)
Net cash provided by investing activities	2,025,592	11,432,625

Cash Flows from Financing Activities:
Redemption of Class A common stock	(1,802,869)	(10,657,185)
Proceeds from related party loan	—	400,000
Repayment of related party loan	—	(400,000)
Proceeds from promissory note - related party	—	393,720
Proceeds from promissory note - Liminatus	2,300,000	350,000
Net cash provided by (used in) financing activities	497,131	(9,913,465)

Net Change in Cash	201,756	57,081
Cash, beginning of period	156,425	280,640
Cash, end of period	$358,181	$337,721

Supplemental disclosure of non - cash operating and financing activities:
Conversion of Class B common stock to Class A common stock	$—	$690
Remeasurement of Class A common stock subject to redemption value	$205,382	$479,371
Excise tax	$18,029	$103,587
Income taxes paid	$375,894	$193,845
Recovery of excess redemptions - tax claim	$294,669	$—
Deemed contribution for extension deposit from related party	$117,669	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Iris Acquisition Corp (the “Company”) formally known as Tribe Capital Growth Corp I (name of the Company was changed on July 27, 2022), is a blank check company incorporated in Delaware on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses and the change in fair value of its warrants.

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

Following the closing of the IPO on March 9, 2021, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including the proceeds from the sale of the Private Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trustee”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. In December 2022, the Company instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing cash account. In September 2023, the Company further instructed the Trustee to move the funds held in the Trust Account to an interest bearing bank deposit program until the earlier of the consummation of a business combination or the liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay franchise taxes, the proceeds from the IPO and the sale of the Private Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 45 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 45 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially approximately $10.00 per public share. The per share amount the

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters. As of September 30, 2024 and December 31, 2023, the income taxes payable of $236,172 and $241,682 represents the difference between the Class A common stock subject to possible redemption and the Cash and Investments held in the Trust Account and an outstanding extension deposit due from Sponsor presented on the condensed balance sheets.

The shares of common stock subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company seeks stockholder approval, and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

On September 5, 2024, the Company has extended the time to complete the initial Business Combination to December 31, 2024 as described below (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On September 5, 2024, stockholders holding 48,107 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.17 per share, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax, for an aggregate redemption amount of $537,200. Following such redemptions, 238,930 Public Shares remained outstanding.

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

Liminatus is an early stage single-asset biotech company focused on oncology. The company is looking to develop a next generation CD47 checkpoint inhibitor targeting various solid tumors. CD47 is a potent ‘do not eat me’ signal that enables cancer cells to evade detection by the immune system. The CD47 next generation antibody has shown to preferentially bind to immune cells, but negligibly to red blood cells and platelets without inducing destruction of red blood cells which is a key differentiating feature. The next generation of anti-CD47 monoclonal antibodies have catalysed a resurgence of interest in the field. Currently IND enabling studies are underway to progress the asset into clinical trials.

Liminatus is actively reviewing opportunities to in-license or acquire other clinical candidates that match the area of expertise of the company.

The aggregate consideration to be paid in the Transactions to the direct or indirect owners of Liminatus will consist of 17.5 million shares of ParentCo’s common stock. The number of shares of the equity consideration was determined based on $10.00 per share value for ParentCo’s common stock.

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

On July 19, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the date by which the parties thereto can terminate the Business Combination Agreement, which was September 3, 2024.

On July 23, 2024, the PIPE Equity Subscription Agreement was amended to increase the PIPE Investor’s committed purchase of PIPE Shares from 1,500,000 to 2,500,000, increase the PIPE Equity Investment from $15,000,000 to $25,000,000, and extend the date by which the PIPE Investor can terminate the agreement to September 3, 2024.

On August 16, 2024, the parties to the PIPE Equity Subscription Agreement entered into an amendment to such agreement to extend the termination date of the agreement to December 31, 2024.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 16, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement (the “Fifth Amendment”) to extend the date by which the parties thereto can terminate the Business Combination Agreement, which is December 31, 2024.

On October 23, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to amend the consideration to be paid in the Transactions to consist of 17.5 million shares of ParentCo’s common stock at $10 per share value.

On October 31, 2024, the PIPE Equity Subscription Agreement was amended to decrease the PIPE Investor’s committed purchase of PIPE Shares from 2,500,000 to 1,500,000, and decrease the PIPE Equity Investment from $25,000,000 to $15,000,000.

Simultaneously with the PIPE Equity Subscription Agreement, ParentCo and Iris entered into a convertible note subscription agreement (the “Convertible Note Subscription Agreement”) with one accredited investor (the “PIPE Subscriber”) pursuant to which the PIPE Subscriber committed to subscribe for and purchase 8% convertible notes (the “Convertible Notes”) of and from ParentCo in an aggregate principal amount of $25,000,000 (the “Convertible Notes Investment”) due three years after the Closing of the Business Combination, with an initial conversion price of $11.50 per share of ParentCo Common Stock, which was subject to future downward adjustment based upon the market price of the publicly traded ParentCo Common Stock. The parties to the Convertible Note Subscription Agreement terminated the Convertible Note Subscription Agreement on July 23, 2024.

Nasdaq Delisting Notice

On May 2, 2024, the Company received a written notice from the Listing Qualifications Department of Nasdaq, notifying the Company that because it no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market, pursuant to Listing Rule 5810(d)(2) of the Rules this deficiency now becomes an additional basis for delisting and the Company must address this deficiency. The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Hearing”). On May 21, 2024, the Company received a response from the Nasdaq Hearings Panel (the “Panel”) granting the Company’s request for continued listing on the Nasdaq Capital Market. The Company has until September 3, 2024 to demonstrate compliance with all applicable requirements for initial listing on the Nasdaq Global Market.

On August 21, 2024, the Company received a written notice (the “Notice”) from Nasdaq that pursuant to Nasdaq Listing Rule 5810(d)(2), the Company’s failure to timely file Form 10-Q for the quarter ended June 30, 2024 (the “Q2 2024 Form 10-Q”) by August 19, 2024 served as an additional basis for delisting. On August 23, 2024, the Company filed the Q2 2024 Form 10-Q.

On September 4, 2024, the Company received written notice (the “Notice Letter”) from the Panel indicating that the Panel had determined to delist the Company’s securities from The Nasdaq Stock Market LLC (“Nasdaq”) and that trading in the Company’s securities would be suspended at the open of trading on September 6, 2024, due to the Company’s failure to satisfy the terms of the Panel’s Decision. Pursuant to the terms of the Decision, amongst other things, the Company was required to close its initial business combination, with the new entity demonstrating compliance with the initial listing criteria set forth in Nasdaq Listing Rule 5500 on or before September 3, 2024. Accordingly, the Panel determined to delist the Company’s securities from Nasdaq as set forth in the Notice Letter.

Following the suspension of trading on Nasdaq, the Company’s Units, shares of Class A common stock and warrants began trading on the OTC Pink Marketplace under the symbols “IRAAU,” “IRAA” and “IRAAW,” respectively.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of September 30, 2024, the Company had $358,181 of cash in its operating bank account, which includes $32,580 of restricted cash to be used for tax payments only in its operating bank account, and working capital deficit of approximately $7,141,435, respectively. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of September 30, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, the Company may need to obtain additional financing either to complete its initial Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its initial Business Combination. If the Company is unable to complete its initial Business Combination because it does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

Management has determined that if the Company is unable to complete a Business Combination by December 31, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Business Combination Agreement provides that if the transaction is not closed by December 31, 2024, either party can terminate the Business Combination Agreement.

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, filed with the SEC on April 17, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Class A shares subject to possible redemption and the valuation of the Private Placement Warrants required management to exercise significant judgement in its estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company had operating cash (i.e., cash held outside the Trust Account) of $358,181 and $156,425, respectively. As of September 30, 2024 and December 31, 2023, there were certain amounts that are restricted as they were withdrawn from the Trust Account for income tax payments, which totaled $32,580 and $85,084, respectively.

Cash and Cash Equivalents held in Trust Account

As of September 30, 2024 and December 31, 2023, the Company had a total of $2,673,999 and $4,291,332, respectively in the Trust Account held in money market funds cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Forgiveness of Unrelated Vendor Payables

During the nine months ended September 30, 2023, the Company negotiated and a certain vendor agreed to forgive outstanding payables, which totaled $350,000 for cash payments totaling $75,000. As the Company was unable to provide payment in full, a compromise for a one-time lump-payment was agreed upon. For the three and nine months ended September 30, 2023, the net unpaid amount of the outstanding payables which were forgiven totaling $0 and $275,000, respectively, was recorded in the statements of operations.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as a component of temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value of $10.26 and $9.96 as of September 30, 2024 and December 31, 2023, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (see Note 8 for more details). Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 11,913,333 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods. Accretion of the carrying value of Class A common stock to redemption value is excluded from net income (loss) per common stock because the redemption value approximates fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income
Numerator:
Net loss	$(642,900)	$—	$(78,794)	$(245,097)	$(2,035,985)	$—	$(143,719)	$(595,904)
Denominator:
Basic and diluted weighted average shares outstanding	7,173,964	—	1,977,122	6,150,000	7,211,886	—	1,603,176	6,647,253
Basic and diluted net loss per share	$(0.09)	$—	$(0.04)	$(0.04)	$(0.28)	$—	$(0.09)	$(0.09)

Debt Discount

The Company presents the debt discount in the balance sheets as a direct reduction from the carrying amount of debt and are amortized over the term of the related debt using the effective yield method. For the three and nine months ended September 30, 2024, the Company accreted the debt discount for $0 and $1,339, respectively, which is included in interest expense on the accompanying condensed statements of operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), approximates the carrying amounts in the balance sheets, excluding the warrants, primarily due to their short-term nature.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and is subject to examination by the federal taxing authorities. The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Advances due from Sponsor

The Company accounts for advances due from the Sponsor as a contra equity balance unless payment has been received subsequent to period end. As of September 30, 2024 and December 31, 2023, the Company has $117,669 and $0 of extension deposit advances due from the Sponsor. See Note 5.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company, in connection with a business combination, extension vote, or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming holder, it could cause a reduction in the value of the Company’s Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by the Company in the event it is unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with the Company’s amended and restated certificate of incorporation, in which case the amount that would otherwise be received by public stockholders in connection with the Company’s liquidation would be reduced.

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

On March 7, 2024, the Company stockholders holding 119,572 shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.58 per share, for an aggregate redemption amount of $1,265,669. The Company recorded $12,657 of excise tax liability calculated as 1% of the fair market value of the shares redeemed on March 7, 2024.

On September 5, 2024, the Company’s stockholders holding 48,107 shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.17 per share, for an aggregate redemption amount of $537,200. The Company recorded $5,372 of excise tax liability calculated as 1% of the fair market value of the shares redeemed on September 4, 2024.

As of September 30, 2024, the Company recorded $18,029 of excise tax liability calculated as 1% of the fair market value of the shares redeemed on March 7, 2024 and September 5, 2024. The liability does not impact the accompanying unaudited condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. As of the filing date, the Company has not filed a return or remitted payment.

The Company is currently evaluating its options with respect to payment of this obligation. As the Company was unable to timely pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or a portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024, until paid in full.

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2024 and December 31, 2023, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption as December 31, 2023	$4,049,650
Less: Shares redeemed in March 2024	(1,265,669)
Plus: Remeasurement of carrying value to redemption value	86,389
Class A common stock subject to possible redemption as March 31, 2024	2,870,370
Plus: Remeasurement of carrying value to redemption value	50,939
Class A common stock subject to possible redemption as June 30, 2024	2,921,309
Less: Shares redeemed in September 2024	(537,200)
Plus: Remeasurement of carrying value to redemption value	68,054
Class A common stock subject to possible redemption as September 30, 2024	$2,452,163

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

On September 25, 2023, the Sponsor converted all of its Class B common stock on a one-for-one basis into Class A common stock (the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer entered into by the Sponsor in connection with the IPO.

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

Promissory Note — Related Party

On May 27, 2022, the Sponsor agreed to loan the Company up to $300,000 for working capital purposes. These loans are non-interest bearing, unsecured and are due on demand. As of September 30, 2024 and December 31, 2023, the outstanding note is due on demand.

On October 10, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $550,000 to Iris Acquisition Holdings LLC, the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $550,000 payable on demand. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note will be used by the Company for working capital purposes.As of September 30, 2024 and December 31, 2023, the Company’s outstanding balance was $540,000 under this loan.

On December 20, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $750,000 to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $750,000, which was due the earlier of six months or the consummation of a business combination. As of September 30, 2024 and December 31, 2023, the Note is due and payable on demand. The Note does not bear interest. Upon the closing of a business combination, the Company shall pay an amount equal to 150% of the principal amount. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of September 30, 2024 and December 31, 2023, the Company’s outstanding balance was $613,720 under this loan. As of September 30, 2024, and December 31, 2023, $28,463 and $120,515 of the total $613,720 outstanding balance was used for extension payments to the Trust Account, and the remaining balance was advanced for working capital purposes.

In accordance with ASC 815, the premium for the 150% of the principal upon a business combination was determined to be an embedded feature that is bifurcated from the notes and is recorded as derivative liability. Management used a probability weighted expected return model to estimate the fair value of the redemption features at issuance of the promissory note – related party and as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the fair value of the derivative liability was $0 and $2,202, respectively. The Company recorded a decrease in fair value of the derivative liability of $2,202 and $0 for the nine months ended September 30, 2024 and 2023, respectively. At issuance, the debt discount for derivative liability was $104,428. As of September 30, 2024 and December 31, 2023, the debt discount for derivative liability was $0 and $1,339, respectively. For the three and nine months ended September 30, 2024, the Company recorded accretion of the debt discount of $1,339 and $0, respectively, which is included in interest expense on the accompanying condensed statements of operations.

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

The total balance outstanding on the promissory notes - related party amounted to $1,453,720, net of the debt discount of $0 and $1,452,381, net of the debt discount of $1,339, at September 30, 2024 and December 31, 2023, respectively.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. During the year ended December 31, 2023, the Company obtained proceeds of $400,000 from the Sponsor to use for the payment of vendors. Before these proceeds were disbursed to vendors, Management decided to repay the outstanding balance in full. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

In addition, in order to fund the extension payments, the Sponsor or its designees has agreed to loan to the Company the lesser of: (x) $50,000 and (y) $0.035 per month for each public share that is not redeemed (the “Extension Payments Loan”). During March 2024, the agreed Extension Payments Loan payments were updated to the lesser of: (x) $30,000 and (y) $0.06 per month for each public share that is not redeemed. During September 2024, the agreed Extension Payments Loan payments were updated to the lesser of: (x) $17,000 and (y) $0.06 per month for each public share that is not redeemed. The Extension Payments Loan will only be made on a month-to-month basis at the end of every month and until the consummation of the business combination transaction. The amount of the Extension Payments Loan will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of an initial business combination, in cash, at the option of the Sponsor. As of September 30, 2024, the Company had $117,669 recorded as Extension deposits due from Sponsor on the accompanying condensed balance sheet for unfunded extension payments from the Sponsor that were funded by the Company.

Advances due from Sponsor

The Company accounts for advances due from the Sponsor as a contra equity balance unless payment has been received subsequent to period end. As of September 30, 2024 and December 31, 2023, the Company has $117,669 and $0 of extension deposit advances due from the Sponsor.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On August 30, 2024, the Company amended the Agreement with Arrow. In exchange for the Services mentioned above, the Company will pay to Arrow $30,000 per month, beginning September 1, 2024, and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.

For the three and nine months ended September 30, 2024, the Company incurred $50,000 and $110,000, respectively, for the administrative support agreement, which is included in formation and operating costs on the condensed statements of operations.

NOTE 6. LOAN PAYABLE - LIMINATUS

On October 4, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $1,500,000 to Liminatus. Pursuant to the Note, Liminatus agreed to loan to the Company an aggregate amount up to $1,500,000 payable following the earlier of (i) closing of the Business Combination, as defined in the Business Combination Agreement dated November 30, 2022, or (ii) thirty (30) days following the termination of the Business Combination Agreement; provided, however, in the event the Company commences liquidation proceedings, this Note shall be cancelled and all amounts due, including all principal and accrued interest, shall be forgiven. Interest on the Note compounds annually and accrues on each unpaid Advance made under this Note at the rate of 5% per annum. On February 28, 2024, the Liminatus unsecured promissory note was amended and restated to increase the aggregate principal amount to up to $2,500,000, and add advances that occurred under the note. On August 2, 2024, the Liminatus unsecured promissory note was amended and restated to increase the aggregate principal amount to up to $3,500,000, and add advances that occurred under the note. As of September 30, 2024 and December 31, 2023, the Company’s outstanding balance was $3,118,500 and $818,500 from the advances. For the three and nine months ended September 30, 2024, the Company recorded interest expense of $39,302 and $86,653, respectively, which is included within formation and operating costs on the condensed statements of operations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the shares of Class A common stock underlying such Private Warrants, (iii) the PIPE Shares issuable pursuant to the PIPE Equity Subscription Agreement, and (iv) Private Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement to be signed prior to or on the Effective Date. The holders of these securities are entitled to make up to three demands, excluding Form S-3 demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to an underwriting discount of 2% (or $5,520,000) of the gross proceeds of the IPO and deferred underwriting discount of 3.5% (or $9,660,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On October 11, 2023, the Company executed a Fee Reduction Agreement with the underwriters to reduce the deferred underwriting discount of $9,660,000 to $8,000,000 in the event that the business combination with Liminatus is consummated. Pursuant to the terms of the agreement, the reduced deferred underwriting discount shall be payable by the Company to the underwriters in $1,000,000 cash and $7,000,000 of the common equity securities of the public entity that survives the transaction. As of September 30, 2024, the deferred underwriting discount of $9,660,000 has not been reduced to $8,000,000 because the release of the payable will occur upon the consummation of the business combination with Liminatus.

Capital Markets Advisory Agreement

On July 19, 2024, the Company entered into a capital markets advisory agreement with Benjamin Securities, Inc. and Liminatus Pharma, LLC to perform certain services for the Company and Liminatus Pharma, LLC. At the time of the agreement signing $125,000 was owed to Benjamin Securities, Inc. as a deposit, with an additional $485,000 owed at consummation of the business combination. The Company and Benjamin Securities, Inc. subsequently amended the agreement shortly after execution to delay the services provided until the business combination becomes effective. As such no obligations are owed to Benjamin Securities, Inc. until the business combination becomes effective.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 7,138,930 and 7,306,609, respectively, shares issued and outstanding, of which 238,930 and 406,609 are subject to possible redemption, respectively.

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both September 30, 2024 and December 31, 2023, there were no shares of Class B common stock outstanding.

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

On September 25, 2023, the Sponsor converted all of its Class B common stock on a one - for - one basis into Class A common stock (such shares, the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer entered into by the Sponsor in connection with the IPO.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was (0.8)% and (2.8)%, respectively. The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was (0.8)% and (7.9)%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the changes in the fair value of warrant liabilities, transaction costs and change in the valuation allowance. The Company has used a discrete effective tax rate method to calculate taxes for the nine months ended September 30, 2024. The Company believes that the use of the discrete method is more appropriate than the estimated effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 10. RECURRING FAIR VALUE MEASUREMENTS

As of September 30, 2024 and December 31, 2023, the Company’s warrant liabilities were valued at $127,562 and $376,444, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

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

The following table presents fair value information as of September 30, 2024 and December 31, 2023 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2024 (Unaudited)
Assets:
Cash equivalents held in Trust Account:	$2,673,999	$2,673,999	$—	$—
Liabilities:
Public Warrants	69,000	69,000	—	—
Private Warrants	58,562	—	—	58,562
December 31, 2023
Assets:
Cash equivalents held in Trust	4,291,332	4,291,332	—	—
Liabilities:
Public Warrants	207,690	207,690	—	—
Private Warrants	168,754	—	—	168,754
Derivative liability	$2,202	$—	$—	$2,202

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On September 30, 2024 and December 31, 2023, the fair value was remeasured. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at September 30, 2024 and December 31, 2023. For September 30, 2024 and December 31, 2023, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement, September 30, 2024 and December 31, 2023:

	September 30, 2024
	(Unaudited)	December 31, 2023
Risk-free interest rate	4.19%	4.91%
Expected term (years)	0.74	0.87
Expected volatility	3.2%	5.7%
Stock Price	$10.72	$10.33
Exercise Price	$11.50	$11.50

The change in the fair value of the warrant liabilities classified as Level 3 for the three months ended September 30, 2024 and the year ended December 31, 2023 is summarized as follows:

Fair value at January 1, 2024	$168,754
Change in fair value	82,824
Fair value at March 31, 2024	251,578
Change in fair value	(51,045)
Fair value at June 30, 2024	200,533
Change in fair value	(141,971)
Fair value at September 30, 2024	$58,562

NOTE 11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the below that would have required adjustment or disclosure in the financial statements.

On October 23, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to amend the consideration to be paid in the Transactions to consist of 17.5 million shares of ParentCo’s common stock at $10.00 per share value.

On October 31, 2024, the PIPE Equity Subscription Agreement was amended to decrease the PIPE Investor’s committed purchase of PIPE Shares from 2,500,000 to 1,500,000, decrease the PIPE Equity Investment from $25,000,000 to $15,000,000.

On November 1, 2024, the Company obtained additional advances under the Liminatus unsecured promissory note of $300,000, which resulted in a total outstanding principal balance of $3,418,500.

On November 5, 2024, $28,672 was deposited into the Trust Account representing an Extension Payment. The Extension Payment was deposited from the Company’s operating account and is Due from Sponsor.

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

After the special stockholders meeting held on December 20, 2022, to vote upon a charter amendment to extend the time to complete a business combination until June 9, 2023 (subject to an additional three month extension at the discretion of the Board), stockholders holding 26,186,896 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of $263,963,913. Following such redemptions, 1,413,104 Public Shares remained outstanding in the trust.

On April 26, 2023, Dr. Borade, an Audit Committee member, notified us of his intent to resign as a member of our Board effective April 26, 2023. Dr. Borade’s decision to resign was not the result of any dispute or disagreement with us on any matter relating to our operation, policies (including accounting or financial policies) or practices.

On May 30, 2023, our Board held a meeting and: (i) extended the date by which we must consummate a Business Combination for a three month period from June 9, 2023 to September 9, 2023, and (ii) appointed Nicholas Fernandez to serve as a director. Consistent with this extension by our Board, the parties to the Business Combination Agreement amended the Business Combination Agreement on June 1, 2023, to extend the date by which the parties thereto can terminate the Business Combination Agreement if the transaction has not closed by that date (the “Outside Date”) from June 7, 2023, to September 30, 2023.

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

On September 25, 2023, the Sponsor converted all of its Class B common stock on a one-for-one basis into Class A common stock. The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer entered into by the Sponsor in connection with the IPO.

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

On March 9, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date to July 31, 2024. Additionally, on March 9, 2024, the parties to the PIPE Equity Subscription Agreement and Convertible Note Subscription Agreement entered into amendments to such agreements to extend the termination date of the respective agreements to July 31, 2024.

On July 19, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date to September 3, 2024.

On July 23, 2024, the PIPE Equity Subscription Agreement was amended to increase the PIPE Investor’s committed purchase of PIPE Shares from 1,500,000 to 2,500,000, increase the PIPE Equity Investment from $15,000,000 to $25,000,000, and extend the date by which the PIPE Investor can terminate the agreement to September 3, 2024.

On August 16, 2024, Liminatus informed us that Targeted Diagnostics & Therapeutics, Inc., Liminatus’s license partner for the intellectual property and other rights related to GCC (CAR-T therapy and cancer vaccine), sent a notice to Liminatus terminating the License and Development Agreement, dated June 10, 2018, by and between Targeted Diagnostics & Therapeutics, Inc. and Liminatus. As a result of this termination, a post-effective amendment to ParentCo’s Registration Statement on Form S-4 was filed on November 8, 2024, to disclose the change to Liminatus’s business and to reschedule a previously scheduled meeting of stockholders to a later date.

On August 16, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date to December 31, 2024. Also on August 16, 2024, the parties to the PIPE Equity Subscription Agreement entered into an amendment to such agreement to extend the termination date of the agreement to December 31, 2024.

On August 26, 2024, we filed a proxy statement with the SEC containing a proposal to stockholders to amend our Certificate of Incorporation to extend the date by which we must consummate a business combination from September 9, 2024 to December 31, 2024. Our stockholders approved the amendments to the Certificate of Incorporation at the special meeting on September 5, 2024. On September 5, 2024, we filed with the Secretary of State of the State of Delaware an amendment to our amended and restated certificate of incorporation to change the date by which we must consummate a business combination to December 31, 2024. Additionally, on September 5, 2024, stockholders holding 48,107 shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.17 per share, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax. Following such redemptions, 238,930 Public Shares remained outstanding.

On October 23, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to, among other things, reduce the enterprise value associated with Liminatus to $175 million.

On October 31, 2024, the PIPE Equity Subscription Agreement was amended to decrease the PIPE Investor’s committed purchase of PIPE Shares from 2,500,000 to 1,500,000, and decrease the PIPE Equity Investment from $25,000,000 to $15,000,000.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 5, 2020 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for our initial Business Combination. We generate non-operating interest income form cash and cash equivalents marketable securities held in the Trust Account and changes in the value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2024, we had net loss of $642,900, which consisted of $1,019,694 of formation and offering cost and provision for income taxes of $5,163, which are offset by a $348,971 gain on the change in fair value of warrants and interest income on investments held in the Trust Account of $32,986.

For the three months ended September 30, 2023, we had a net loss of $323,891, which consisted of an unrealized loss on fair value of warrants of $45,822, formation and offering costs of $676,321, and provision for income taxes of $23,601 partially offset by $421,853 of interest income on marketable securities held in the Trust Account.

For the nine months ended September 30, 2024, we had net loss of $2,035,985, which consisted of $2,383,530 of formation and offering costs, $15,790 provision for income taxes, $1,339 of interest expense offset by $248,882 gain on the change in fair value of warrants, interest income on investments held in the Trust Account of $113,590 and a gain on the fair value of derivatives of $2,202.

For the nine months ended September 30, 2023, we had a net loss of $739,623, which consisted of $1,943,512 of formation and offering costs, offset by an unrealized gain on fair value of warrant liabilities of $442,726, forgiveness of unrelated payables for $275,000, interest income on marketable securities held in the Trust Account of $506,550 and income tax provision of $20,387.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of September 30, 2024, we had $358,181 in our operating bank account, which includes $32,580 of restricted cash to be used for tax payments only, and negative working capital of approximately $7,141,435. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

For the nine months ended September 30, 2024, net cash used in operating activities was $2,320,967, which was due to our net loss of $2,035,985, unrealized gain on change in fair value of warrant liabilities of $248,882, interest earned on investments held in the Trust Account of $113,590, and unrealized gain on change in fair value of derivative liability of $2,202, which were offset by changes in operating assets and liabilities of $78,353 and the accretion of discount on related party loans of $1,339.

For the nine months ended September 30, 2023, net cash used in operating activities was $1,462,079, which was due to our net loss of $739,623, unrealized gain on fair value of warranty liability of $442,726, forgiveness of unrelated vendor payables of $275,000, and interest earned on cash and Investments held in the Trust Account of $506,550, partially offset by changes in operating assets and liabilities of $501,820.

For the nine months ended September 30, 2024, there was cash provided by investing activities of $2,025,592, which was the result of proceeds from the Trust Account used for tax redemptions and payments in the amount of $1,802,869 and $354,519, which was offset by the advances to the Trust Account of $131,796.

For the nine months ended September 30, 2023, there was cash provided by investing activities of $11,432,625, which was the result of cash proceeds from the Trust Account for tax payments and redemption adjustments of $11,510,446, offset by advances to the Trust Account of $77,821.

For the nine months ended September 30, 2024, net cash provided by financing activities was $497,131, which was a result of the proceeds from Liminatus promissory note of $2,300,000, offset by the redemption of Class A common stock of $1,802,869.

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

Management has determined that if the Company is unable to complete a Business Combination by December 31, 2024 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses which existed as of September 30, 2024, related to: (1) the difficulty we experienced in our accounting for complex financial instruments, (2) the lack of controls needed to assure that we are maintaining compliance with income tax regulations, including the timely filing of complete and accurate income tax returns, (3) the lack of controls needed to assure the preparation of complete and accurate financial statement disclosures, and (4) controls over income tax accounting, including those needed to identify, reconcile and properly account for difference between our book income tax provision and tax returns are ineffective. The Company has begun to develop a remediation which is more fully described below.

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2024 based on the material weaknesses described above, we believe that our condensed financial statements contained in this quarterly report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K, filed with the SEC on April 17, 2024, and in the other reports the Company has filed, and will in the future file, with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on April 17, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the third quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5- 1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Fourth Amendment to Business Combination Agreement, dated as of July 19, 2024, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.2*	Fifth Amendment to Business Combination Agreement, dated as of August 16, 2024, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.3	Sixth Amendment to Business Combination Agreement, dated as of October 23, 2024, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
3.1	Certificate of Incorporation.
3.2	Amended and Restated Certificate of Incorporation.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tribe Growth Corp I.
3.4	Second Amendment to the Amended and Restated Certificate of Incorporation.
3.5	Third Amendment to the Amended and Restated Certificate of Incorporation
3.6	Fourth Amendment to the Amended and Restated Certificate of Incorporation.
3.7	Fifth Amendment to the Amended and Restated Certificate of Incorporation.
3.8	Amended and Restated Bylaws.
10.1	Third Amendment to PIPE Equity Subscription Agreement, dated July 23, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., the Pipe Investor and Liminatus Pharma, LLC.
10.2*	Fourth Amendment to PIPE Equity Subscription Agreement, dated August 16, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., the Pipe Investor and Liminatus Pharma, LLC.
10.3	Fifth Amendment to PIPE Equity Subscription Agreement, dated October 31, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., the Pipe Investor and Liminatus Pharma, LLC.
10.4	Termination Agreement to Convertible Note PIPE, dated July 23, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.5	Second Amended and Restated Promissory Note, dated August 2, 2024, by and between Iris Acquisition Corp and Liminatus Pharma, LLC.
31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iris Acquisition Corp

Date: November 26, 2024	By:	/s/ Sumit Mehta
Name: Sumit Mehta
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 26, 2024	By:	/s/ Lisha Parmar
Name: Lisha Parmar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)