Form 10-Q/A
period 2024-06-30
Iris Acquisition Corp
filed 2025-01-15
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 22, 2024 there were 7,187,037 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and no shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Iris Acquisition Corp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend and restate its unaudited condensed consolidated financial statements previously included in its Quarterly Report on Form 10-Q for the period ended June 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2024 (the “Original Report”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2024, on December 13, 2024, Columbass Limited (“Columbass”), the managing member of the Company’s sponsor Iris Acquisition Holdings, LLC (“Sponsor”), informed the Company of its resignation and appointment of Iris Equity Holdings LLC as the new managing member in connection with the sale of Columbass’ interest in the Sponsor to Gaius Investment Partners (“Gaius”). In its notice to the Company, Columbass indicated that a portion of the purchase price paid by Gaius to acquire the Columbass interest was paid by Hana Immunotherapeutics LLC, an affiliate of Chris Kim, the Chief Executive Officer of Liminatus Pharma, LLC, the counterparty to the Company’s business combination announced by the Company on December 1, 2022. The payment was a loan to Gaius in the approximate amount of $1.216 million (the “Loan”) to facilitate the acquisition of Columbass by Gaius (the “Acquisition”).

Following a review of the Acquisition and the Loan transaction, the Company determined that the Loan was a material related party transaction under applicable accounting standards and should have been disclosed as a subsequent event in the financial statement disclosures for the period ending June 30, 2024.

In connection with the restatement, the Company has identified an additional material weakness in internal control over financial reporting. The Audit Committee concluded that management’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, should no longer be relied upon. Management has also concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024, because of this material weaknesses in its internal control over financial reporting. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weaknesses identified, see “Part I, Item 4 - Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the aforementioned restatement. The following items have been amended to reflect the restatement:

●	Part I, Item 1. Financial Statements
●	Part I, Item 4. Controls and Procedures

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Form 10-Q/A.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events other than those disclosed in this Form 10-Q/A. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the filing of the Original Report other than those disclosed in this Form 10-Q/A. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

The restatement is more fully described in Note 1: Background and Basis of Presentation of the notes to the condensed consolidated financial statements included herein.

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

Restatement of Financial Statements

The Company determined that a loan transaction between Gaius Investment Partners, the buyer of the former managing member of our Sponsor and an affiliate of the current managing member of our Sponsor, and Hana Immunotherapeutics, LLC, an affiliate of Chris Kim, Chief Executive Officer of Liminatus Pharma, LLC, in the approximate amount of $1.216 million, was a material related party transaction that was not disclosed in our financial statements for the period ending ending June 30, 2024. Due to the material nature of the loan transaction, the Company determined it was appropriate restate the financial statements for the period presented in this Form 10-Q/A. Note 11: Subsequent Events, has been updated to reflect the loan transaction.

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRIS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On July 24, 2024, Hana Immunotherapeutics, LLC, an affiliate of Chris Kim, the Chief Executive Officer of Liminatus, agreed to loan Gaius Investment Partners (“Gaius”), the buyer of the managing member of the Company’s Sponsor, Columbass Limited (“Columbass”), approximately $1.216 million to facilitate Gaius’ acquisition of Columbass.

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

Specifically, management’s determination was based on the following material weaknesses which existed as of June 30, 2024, related to 1) we experienced difficulty in our accounting for complex financial instruments, 2) we lack the controls needed to assure that we are maintaining compliance with income tax regulations, including the timely filing of complete and accurate income tax returns, 3) we lack controls needed to assure the preparation of complete and accurate financial statement disclosures, 4) controls over income tax accounting, including those needed to identify, reconcile and properly account for difference between our book income tax provision and tax returns are ineffective, and 5) we lack controls needed to identify related party transactions, including, but not limited to, transactions involving our Sponsor and members of our Sponsor. The Company has begun to develop a remediation which is more fully described below.

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

Iris Acquisition Corp

Date: January 14, 2025	By:	/s/ Sumit Mehta
Name: Sumit Mehta
Title: Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2025	By:	/s/ Lisha Parmar
Name: Lisha Parmar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)