Form 10-Q/A
period 2024-09-30
Iris Acquisition Corp
filed 2025-01-15
CIK 1831874

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

EXPLANATORY NOTE

Iris Acquisition Corp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend and restate its unaudited condensed consolidated financial statements previously included in its Quarterly Report on Form 10-Q for the period ended September 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2024 (the “Original Report”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

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

Following a review of the Acquisition and the Loan transaction, the Company determined that the Loan was a material related party transaction under applicable accounting standards and should have been disclosed in the financial statement disclosures for the period ending September 30, 2024.

In connection with the restatement, the Company has identified an additional material weakness in internal control over financial reporting. The Audit Committee concluded that management’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, should no longer be relied upon. Management has also concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024, because of this material weaknesses in its internal control over financial reporting. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weaknesses identified, see “Part I, Item 4 -Controls and Procedures” of this Form 10-Q/A.

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

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the filing of the Original Report. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

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

Restatement of Financial Statements

The Company determined that a loan transaction between Gaius Investment Partners, the buyer of the former managing member of our Sponsor and an affiliate of the current managing member of our Sponsor, and Hana Immunotherapeutics, LLC, an affiliate of Chris Kim, Chief Executive Officer of Liminatus Pharma, LLC, in the approximate amount of $1.216 million, was a material related party transaction that was not disclosed in our financial statements for the period ending ending September 30, 2024. Due to the material nature of the loan transaction, the Company determined it was appropriate restate the financial statements for the period presented in this Form 10-Q/A. Note 5: Related Party Transactions – Related Party Loans and Note 11: Subsequent Events, have been updated to reflect the loan transaction.

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

On October 30, 2024, as a result of Gaius’ acquisition of Columbass, Columbass resigned as managing member of the Sponsor, and Iris Equity Holdings LLC, an affiliate of Gaius, was appointed as managing member of the Sponsor.

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

Specifically, management’s determination was based on the following material weaknesses which existed as of September 30, 2024, related to: (1) the difficulty we experienced in our accounting for complex financial instruments, (2) the lack of controls needed to assure that we are maintaining compliance with income tax regulations, including the timely filing of complete and accurate income tax returns, (3) the lack of controls needed to assure the preparation of complete and accurate financial statement disclosures, (4) controls over income tax accounting, including those needed to identify, reconcile and properly account for difference between our book income tax provision and tax returns are ineffective, and 5) we lack controls needed to identify related party transactions, including, but not limited to, transactions involving our Sponsor and members of our Sponsor. The Company has begun to develop a remediation which is more fully described below.

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

Item 6. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Fourth Amendment to Business Combination Agreement, dated as of July 19, 2024, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.2	Fifth Amendment to Business Combination Agreement, dated as of August 16, 2024, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.3	Sixth Amendment to Business Combination Agreement, dated as of October 23, 2024, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
3.1	Certificate of Incorporation.
3.2	Amended and Restated Certificate of Incorporation.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tribe Growth Corp I.
3.4	Second Amendment to the Amended and Restated Certificate of Incorporation.
3.5	Third Amendment to the Amended and Restated Certificate of Incorporation
3.6	Fourth Amendment to the Amended and Restated Certificate of Incorporation.
3.7	Fifth Amendment to the Amended and Restated Certificate of Incorporation.
3.8	Amended and Restated Bylaws.
10.1	Third Amendment to PIPE Equity Subscription Agreement, dated July 23, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., the Pipe Investor and Liminatus Pharma, LLC.
10.2	Fourth Amendment to PIPE Equity Subscription Agreement, dated August 16, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., the Pipe Investor and Liminatus Pharma, LLC.
10.3	Fifth Amendment to PIPE Equity Subscription Agreement, dated October 31, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., the Pipe Investor and Liminatus Pharma, LLC.
10.4	Termination Agreement to Convertible Note PIPE, dated July 23, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.5	Second Amended and Restated Promissory Note, dated August 2, 2024, by and between Iris Acquisition Corp and Liminatus Pharma, LLC.
31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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