Form 10-K
period 2024-12-31
Iris Acquisition Corp
filed 2025-04-16
CIK 1831874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,349,722 on June 30, 2024 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on The Nasdaq Stock Market LLC (“Nasdaq”) on June 30, 2024.

As of April 4, 2025, there were 7,074,477 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and no shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	our ability to complete our initial business combination;
●	the ability to have our securities continue to be traded on OTC Pink;
●	the ability to have Iris Parent Holding Corp. (“ParentCo”) securities listed on Nasdaq following the business combination;
●	our failure to achieve the anticipated benefits of the business combination;
●	the use of funds not held in the trust account;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	the trust account not being subject to claims of third parties;
●	the potential market for our securities;
●	our financial performance;
●	changes in current U.S. or global economic conditions;
●	the effects of inflation;
●	other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings;
●	other factors that the Company may not have currently identified or quantified; and
●	other factors detailed under the section entitled “Risk Factors.”

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	our ability to complete our initial business combination;
●	the ability to have our securities continue to be traded on OTC Pink;
●	the ability to have ParentCo’s securities listed on Nasdaq following the business combination;
●	newly formed company without an operating history;
●	delay in receiving distributions from the trust account;
●	lack of protections afforded to investors of blank check companies;
●	issuance of equity and/or debt securities to complete a business combination;
●	lack of working capital;
●	third-party claims reducing the per-share redemption price;
●	our stockholders being held liable for claims by third parties against us;
●	failure to enforce our sponsor’s indemnification obligations;
●	warrant holders limited to exercising warrants only on a “cashless basis”;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	dependence on key personnel;
●	conflicts of interest of our sponsor, officers and directors;
●	dependence on a single target business with a limited number of products or services;
●	shares being redeemed and warrants becoming worthless;
●	our competitors with advantages over us in seeking business combinations;
●	ability to obtain additional financing;
●	our initial stockholders controlling a substantial interest in us;
●	warrants adverse effect on the market price of our common stock;
●	events which may result in the per-share amount held in our trust account dropping below $10.00 per public share;
●	disadvantageous timing for redeeming warrants;
●	registration rights’ adverse effect on the market price of our common stock;
●	business combination with a company located in a foreign jurisdiction;
●	changes in laws or regulations; tax consequences to business combinations;
●	exclusive forum provisions in our amended and restated certificate of incorporation;
●	our ability to access sufficient financing to sustain our operations and consummation our initial business combination;
●	material weakness in our internal control over financial reporting; and
●	potential litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

PART I

ITEM 1. BUSINESS.

Iris Acquisition Corp (“we,” “us,” “our,” the “Company” or “Iris”) is a blank check company incorporated on November 5, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. We have neither engaged in any operations unrelated to our search for business combination candidates nor generated any revenue to date.

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

Trust Account

Following the closing of the initial public offering, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the offering, including the proceeds from the sale of the private placement warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. In December 2022, Iris instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing cash account. In September 2023, Iris further instructed Continental to move the funds held in the Trust Account to an interest bearing bank deposit program until the earlier of the consummation of a business combination or the liquidation of Iris. After the special meeting of stockholders held by Iris on December 20, 2022 to vote upon a charter amendment to extend the time to complete a business combination until September 9, 2023, public stockholders elected to redeem 26,186,896 shares of common stock, resulting in $15,127,621 of funds remaining in the Trust Account. After the special meeting of stockholders held by Iris on September 7, 2023, to vote upon a charter amendment to extend the time to complete a business combination until December 9, 2023 (subject to an additional three month extension at the discretion of our Board), public stockholders elected to redeem 1,006,495 shares of common stock, resulting in $4,184,782 of funds remaining in the Trust Account, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax. On December 5, 2023, our Board exercised its discretion, as authorized by stockholders at the September 7, 2023, special meeting, to extend the time to complete a business combination to March 9, 2024. After the special meeting of stockholders held by Iris on March 7, 2024, to vote upon a charter amendment to extend the time to complete a business combination until June 9, 2024 (subject to an additional three month extension at the discretion of our Board), public stockholders elected to redeem 119,572 shares of common stock, resulting in $3,038,284 of funds remaining in the Trust Account, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax. On May 13, 2024, our Board, exercising the discretion granted to it by the stockholders, extended the date for us to complete our business combination from June 9, 2024, to September 9, 2024. On September 5, 2024, public stockholders holding 48,107 shares of common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.17 per share, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax. Following such redemptions, 238,930 shares of Iris Class A Common Stock remained outstanding. After the special meeting of stockholders held by Iris on December 20, 2024, to vote upon a charter amendment to extend the time to complete a business combination until March 31, 2025 (subject to an additional three month extension at the discretion of our Board), public stockholders elected to redeem 64,453 shares of common stock, resulting in approximately $2,001,033 of funds remaining in the Trust Account, as adjusted for redemptions paid out of the Trust Account in January 2025 and subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax. On March 4, 2025, the Company’s stockholders approved the Business Combination and adopted the Business Combination Agreement (each as defined below). On March 4, 2025, public stockholders holding 59,844 shares of common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.74 per share.

Except with respect to interest earned on the funds held in the Trust Account that may be released to Iris to pay franchise taxes, the proceeds from the initial public offering and the sale of the private placement warrants will not be released from the Trust Account until the earliest of: (i) the completion of initial business combination, (ii) the redemption of Iris’s public shares if Iris does not complete an initial business combination or amend its amended and restated certificate of incorporation to extend the time to complete a business combination by June 30, 2025, or (iii) the redemption of Iris’s public shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation to modify the substance or timing of the Iris’s obligation to redeem 100% of its public shares if Iris has not consummated an initial business combination or amend its amended and restated certificate of incorporation within 51 months from the closing of the initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Iris’s creditors, if any, which could have priority over the claims of the Iris’s public stockholders.

Liquidation if No Business Combination

Iris only has 51 months from the closing of the IPO to complete the initial business combination. However, if Iris is unable to complete the initial business combination or amend its amended and restated certificate of incorporation to extend the time to complete a business combination within that time period, Iris will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of all applicable taxes payable from the Trust Account and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of Iris’s remaining stockholders and the Board, liquidate and dissolve, subject, in each case, to Iris’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Background on our Sponsor

Our sponsor, Iris Acquisition Holdings LLC, is owned by: (i) a private equity fund managed by Arrow Capital (“Arrow”) and (ii) Iris Equity Holdings LLC, a Delaware limited liability company. Iris Equity Holdings LLC is the managing member of our Sponsor.

Arrow is a boutique asset manager and investment advisory firm that is a registered investment management company with offices in Dubai (regulated by Dubai Financial Services Authority – DFSA) and Mauritius (regulated by Financial Services Commission – FSC). Iris Equity Holdings LLC is a vehicle formed and owned by Gaius Investment Partners Co., Ltd., a Korean company.

On June 1, 2022, Tribe Capital Markets LLC (“Tribe”) withdrew as a member of our sponsor. In conjunction with its withdrawal as a member, Tribe resigned as the managing member of our sponsor effective June 1, 2022.

Members holding a majority of the membership interest in the sponsor appointed Arrow Multi Asset Fund – Arrow SP6 as the managing member of the sponsor effective June 1, 2022.

On January 13, 2023, Arrow sold a majority interest in our sponsor to Columbass Limited (“Columbass”) and appointed Columbass as the managing member of the sponsor.

On July 24, 2024, Hana Immunotherapeutics, LLC, an affiliate of Chris Kim, the Chief Executive Officer of Liminatus Pharma, LLC, a Delaware limited liability company, and counterparty to the Business Combination Agreement (as defined below) (“Liminatus”), agreed to loan the buyer of the former managing member of the Company’s Sponsor approximately $1.216 million, to facilitate the acquisition of the former managing member (the “Acquisition”). As a result of the Acquisition, the former managing member, Columbass Limited, resigned as managing member of the Sponsor on October 30, 2024, and Iris Equity Holdings LLC was appointed as managing member of the Sponsor.

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

Our Investment Team

Arrow’s investment team brings together a wealth of experience across investment banking, mergers & acquisitions, and asset management. Our investment team is further complemented by world-class support functions across legal, compliance, tax and finance. That team has deep experience in:

●	sourcing, structuring and executing investment opportunities across the public-private spectrum;
●	leveraging insights and experience through proprietary deal flow and investments, helping to qualify and optimize financial structures, performance and strategy of a company; and
●	creating long-term shareholder value through identifying value enhancements and delivering operating efficiency.

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

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934 (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, such as this Annual Report on Form 10-K, contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Significant Events and Transactions

We entered into a Business Combination Agreement (the “Business Combination Agreement”) with Iris Parent Holding Corp., a Delaware corporation (“ParentCo”), Liminatus, Liminatus Pharma Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“Liminatus Merger Sub”), and SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“SPAC Merger Sub”) on November 30, 2022. Pursuant to the Business Combination Agreement, and assuming the satisfaction or waiver of various closing conditions, including approval of the business combination by our stockholders, (a) Liminatus Merger Sub will merge with and into Liminatus (the “Liminatus Merger”), with Liminatus surviving the Liminatus Merger as a direct wholly-owned subsidiary of ParentCo, and (b) simultaneously with the Liminatus Merger, SPAC Merger Sub will merge with and into Iris (the “SPAC Merger”), with Iris surviving the SPAC Merger as a direct wholly-owned subsidiary of ParentCo (the “Business Combination”).

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

Simultaneously with the PIPE Equity Subscription Agreement, ParentCo and Iris entered into a convertible note subscription agreement (the “Convertible Note Subscription Agreement”) with one accredited investor (the “PIPE Subscriber”) pursuant to which the PIPE Subscriber has committed to subscribe for and purchase 8% convertible notes (the “Convertible Notes”) of and from ParentCo in an aggregate principal amount of $25,000,000 due three years after the closing of the business combination, with an initial conversion price of $11.50 per share of ParentCo common stock, which is subject to future downward adjustment based upon the market price of the publicly traded ParentCo common stock. The obligations to consummate the transactions contemplated by the Convertible Note Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement. The Convertible Note Subscription Agreement was terminated on July 23, 2024.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for more a detailed description of these agreements.

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

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We may not be able to complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 30, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 30, 2025. Our ability to complete our initial business combination may be adversely impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The requirement that we complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 30, 2025 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 30, 2025. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until at least June 30, 2025, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our common stock is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 30, 2025; or (iii) absent an initial business combination within 51 months from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 30, 2025 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 30, 2025 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 27,600,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. Currently, the founder shares represent 97.5% of the outstanding shares. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor and the underwriter of our initial public offering (Cantor) purchased an aggregate of 5,013,333 private placement warrants of which 4,177,778 private placement warrants were purchased by our sponsor and 835,555 private placement warrants were purchased by Cantor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per warrant, or $7,520,000, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing our initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 36-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to certain limitations, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 30, 2025 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, or (iii) the redemption of our public shares if we are unable to complete an initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 30, 2025, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by June 30, 2025 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait until June 30, 2025 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 280,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 272,925,523 and 20,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants. There are no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 51 months from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

In order to effectuate a business combination, special purpose acquisition companies have, in the past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 51 months of the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own 97.5% of our common stock following our initial public offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. Currently, the founder shares represent 97.5% of the outstanding shares. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 51 months from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own 97.5% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We identified a material weakness in our internal control over financial reporting. We identified a material weakness in our controls over financial reporting as of December 31, 2024 related to the Company’s accounting for complex financial instruments. Such material weakness was evidenced by errors and subsequent restatements of previously issued financial statements related to the Company’s accounting for warrants and common stock subject to possible redemption. This material weakness remains unremediated at December 31, 2024.

An additional material weakness in internal control over financial reporting with respect to our income tax accounting was identified; specifically, the absence of a control to identify, reconcile and properly account for differences between our book income tax provision and the amount of tax per income tax returns. Additionally, the following material weaknesses were found: (1) the lack of controls needed to assure that we are maintaining compliance with income tax regulations, including the timely filing of complete and accurate income tax returns, (2) the lack of controls needed to assure the preparation of complete and accurate financial statement disclosures, and (3) lack controls needed to identify related party transactions, including, but not limited to, transactions involving our Sponsor and members of our Sponsor.

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

The sponsor, Iris’s officers and directors and/or their affiliates beneficially own founder shares or warrants that they purchased prior to, or simultaneously with, Iris’s initial public offering. The sponsor and Iris’s executive officers, directors and their affiliates have no redemption rights with respect to these securities in the event a business combination is not effected in the required time period. Therefore, if the business combination contemplated by the Business Combination Agreement or another business combination is not approved within the required time period, such securities will be worthless. Additionally, the sponsor, Iris’s officers, directors, and any of their respective affiliates are entitled to reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on Iris’s behalf, such as identifying and investigating possible business targets and business combinations. Any such payments prior to the business combination will be made from: (i) funds held outside the Trust Account or (ii) interest earned on the Trust Account and released to Iris to pay its taxes. As of December 31, 2024, Iris’s officers, directors, initial stockholders and their affiliates had incurred approximately $1,453,720 for working capital purposes payable at the closing of the business combination. Furthermore, in order to finance transaction costs in connection with an intended business combination, the sponsor or an affiliate of the sponsor or certain of Iris’s officers and directors may, but are not obligated to, loan Iris funds as may be required. These loans will be due and payable in full immediately if Iris does not complete the business combination. However, the sponsor retains the right to waive the loan repayment in its discretion.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by stockholder approval by June 30, 2025, because the review process continues on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another

U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares that occur after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities trade on OTC Pink, we are a “covered corporation” within the meaning of the IRA. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances made by such repurchasing corporations, if any, against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the U.S. Department of Treasury issued Notice 2023-2 (the “Notice”), which provides interim guidance addressing the application of the Excise Tax. Under the Notice, liquidating distributions are exempt from the Excise Tax. In addition, redemptions may also be exempt if they occur in the same year as the liquidation. However, the U.S. Department of Treasury has yet to promulgate proposed or final regulations for the Excise Tax. While not free from doubt, absent any further guidance, there is significant risk that the Excise Tax will apply to any redemptions of our public shares after December 31, 2022, including redemptions made in connection with any future extensions approved by our stockholders or any redemptions made if we are unable to consummate a business combination or amend our amended and restated certificate of incorporation to extend the time to complete a business combination by or before the termination date of the Business Combination Agreement, which is June 30, 2025. The application of the Excise Tax to any redemptions we make after December 31, 2022 could potentially reduce the per-share amount that our Public Stockholders would otherwise be entitled to receive. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. As of April 15, 2025, the Company has not remitted payment.

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

ITEM 2. PROPERTIES

We currently lease our executive offices at 3rd Floor Zephyr House, 122 Mary Street, George Town, PO Box 10085, Grand Cayman KY1-1001. We believe that our current office space is suitable and adequate for present purposes, and that the productive capacity is substantially being utilized.

ITEM 3. LEGAL PROCEEDINGS.

There are currently no material pending legal proceedings against us or to which any of our property is subject.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is currently traded on OTC Pink under the symbol “IRAA”. Our Redeemable Warrants are currently traded on OTC Pink under the symbol “IRAAW”. Additionally, shares of our Class A common stock and Redeemable Warrants trade as Units consisting of one share of Class A common stock and one-fourth of one Redeemable Warrant, and are traded on OTC Pink under the symbol “IRAAU”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of April 4, 2025, there was 2 holders of record of our Class A common stock, 1 holder of record of our units, and 3 holders of record of our warrants. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Overview

We are a blank check company incorporated on November 5, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 30, 2022, we executed a Business Combination Agreement with Liminatus Pharma, LLC. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. The registration statement for the Company’s IPO was declared effective by the SEC on March 4, 2021. On March 9, 2021, the Company consummated the IPO of 27,600,000 units (the “Units”) at a price of $10.00 per Unit, for total gross proceeds of $276,000,000. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant entitling its holder to purchase one share of common stock at a price of $11.50 per share.

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

On September 7, 2023, we filed with the Secretary of State of the State of Delaware an amendment to our amended and restated certificate of incorporation to: (i) to change the date by which we must consummate a business combination from September 9, 2023 to December 9, 2023 (the “Second Extension Amendment”) (subject to an additional three month extension at the discretion of our Board); (ii) to remove from the charter the limitation on share repurchases prior to the consummation of a business combination that would cause our net tangible assets to be less than $5,000,001 following such repurchases, and the limitation that we shall not consummate a business combination if it would cause our net tangible assets to be less than $5,000,001 either immediately prior or subsequent to the consummation of such business combination (the “NTA Amendment”); and (iii) to amend the charter to provide for the right of a holder of shares of the Class B common stock, par value $0.0001 per share, to convert such shares into shares of the Class A common stock on a one-for-one basis prior to the closing of a business combination (the “Founder Share Amendment” and, together with the Extension Amendment and the NTA Amendment, the “Charter Amendments”).

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

On December 5, 2023, the Board held a meeting and extended the date by which the Company must consummate a Business Combination for a three month period from December 9, 2023 to March 9, 2024.

On February 7, 2024, we filed a preliminary proxy statement with the SEC containing a proposal to stockholders to amend our amended and restated certificate of incorporation to, among other things, extend the date by which we must consummate a business combination from to March 9, 2024, to June 9, 2024 (subject to an additional three month extension at the discretion of the Board). Our stockholders approved the amendments to the Certificate of Incorporation at the special meeting on March 7, 2024.

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

In connection with the Third Special Meeting, stockholders holding 119,572 shares properly exercised their right to redeem their shares for cash at a redemption price of $10.58 per share, adjusted for applicable taxes in the amount of $60,000 including, but not limited to, franchise tax, excise tax and income tax, for an aggregate redemption amount of $1,265,669. Following such redemptions, 287,037 shares remained outstanding.

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

On May 13, 2024, the Board extended the date by which the Company must consummate a Business Combination for a three month period from June 9, 2024 to September 9, 2024, pursuant to the discretion granted to the Board by the stockholders.

On July 19, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date to September 3, 2024.

On July 23, 2024, the PIPE Equity Subscription Agreement was amended to increase the PIPE Investor’s committed purchase of PIPE Shares from 1,500,000 to 2,500,000, increase the PIPE Equity Investment from $15,000,000 to $25,000,000, and extend the date by which the PIPE Investor can terminate the agreement to September 3, 2024. On July 23, 2024, the parties to the Convertible Note Subscription Agreement terminated such agreement pursuant to a termination agreement.

On August 16, 2024, Liminatus informed us that Targeted Diagnostics & Therapeutics, Inc., Liminatus’s license partner for the intellectual property and other rights related to GCC (CAR-T therapy and cancer vaccine), terminated the License and Development Agreement, dated June 10, 2018, by and between Targeted Diagnostics & Therapeutics, Inc. and Liminatus. As a result of this termination, a post-effective amendment to ParentCo’s Registration Statement on Form S-4 was filed on November 8, 2024, to disclose the change to Liminatus’s business and to reschedule a previously scheduled meeting of stockholders to a later date.

On August 16, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the Outside Date to December 31, 2024. Also on August 16, 2024, the parties to the PIPE Equity Subscription Agreement entered into an amendment to such agreement to extend the termination date of the agreement to December 31, 2024.

On August 26, 2024, we filed a proxy statement with the SEC containing a proposal to stockholders to amend our Certificate of Incorporation to extend the date by which we must consummate a business combination from September 9, 2024 to December 31, 2024. Our stockholders approved the amendments to the Certificate of Incorporation at the special meeting on September 5, 2024. On September 5, 2024, we filed with the Secretary of State of the State of Delaware an amendment to our amended and restated certificate of incorporation to change the date by which we must consummate a business combination to December 31, 2024. Additionally, on September 5, 2024, stockholders holding 48,107 shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.17 per share, for an aggregate redemption amount of approximately $537,200, subject to adjustment for applicable taxes, including, but not limited to, franchise tax, excise tax and income tax. Following such redemptions, 238,930 Public Shares remained outstanding.

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

On December 9, 2024, we filed a proxy statement with the SEC containing a proposal to stockholders to amend the Certificate of Incorporation to extend the date by which Iris must consummate a business combination from December 31, 2024 to March 31, 2025 (subject to an additional three month extension at the discretion of the Board). Our stockholders approved the amendments to the Certificate of Incorporation at the special meeting on December 20, 2024.

On December 20, 2024, stockholders holding 64,453 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.47 per share, subject to adjustment for taxes payable from the trust account, for an aggregate redemption amount of approximately $739,195. Following such redemptions, 174,477 Public Shares will remain outstanding. The redemptions were settled on February 3, 2025.

On December 26, 2024, we filed with the Secretary of State of the State of Delaware an amendment to our amended and restated certificate of incorporation to change the date by which we must consummate a business combination to March 31, 2025 (subject to an additional three month extension at the discretion of the Board). On December 26, 2024, the parties to the Business Combination

Agreement amended the Business Combination Agreement to extend the date by which the parties thereto can terminate the Business Combination Agreement to June 30, 2025.

On December 26, 2024, the parties amended the date by which the PIPE Investor can terminate the agreement to June 30, 2025.

On March 4, 2025, we held a special meeting of stockholders. At the special meeting, the Company’s stockholders voted to approve the business combination, and adopt the Business Combination Agreement, among other items. In connection with the special meeting, stockholders holding 59,844 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.74 per share, subject to adjustment for taxes payable from the trust account, for an aggregate redemption amount of approximately $702,359.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 5, 2020 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for our initial Business Combination. We generate non-operating interest income form cash and cash equivalents marketable securities held in the Trust Account and changes in the value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing), as well as for due diligence expenses. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2024, we had net loss of $2,904,299, which consisted of $2,906,319 of formation and operating costs, interest expense of $136,763, interest expense - related party of $1,339 and offering cost and provision for income taxes of $18,841, which are offset by a $19,044 gain on the change in fair value of warrants and interest income on investments held in the Trust Account of 137,717, and a gain on the fair value of derivatives of $2,202.

For the year ended December 31, 2023, we had a net loss of $1,226,218, which consisted of $2,577,946 of formation and operating costs, interest expense of $8,265, interest expense - related party of $103,089 and income tax provision of $33,987, offset by an unrealized gain on fair value of warrant liabilities of $566,202, an unrealized gain on derivative liability of $102,226, forgiveness of unrelated payables for $275,000, interest income on marketable securities held in the Trust Account of $553,641.

Liquidity and Capital Resources

We consummated our IPO on March 9, 2021. As of December 31, 2024, we had $65,343 in our operating bank account, which includes $12,347 of restricted cash to be used for tax payments only, and negative working capital of approximately $7,868,773. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

For the year ended December 31, 2024, net cash used in operating activities was $3,106,462, which was due to our net loss of $2,904,299, unrealized gain on change in fair value of warrant liabilities of $19,044, interest earned on investments held in the Trust Account of $137,717, and unrealized gain on change in fair value of derivative liability of $2,202, which were offset by changes in operating assets and liabilities of $44,539 and the accretion of discount on related party loans of $1,339.

For the year ended December 31, 2023, net cash used in operating activities was $2,089,180, which was due to our net loss of $1,226,218, unrealized gain on fair value of warranty liability of $566,202, an unrealized gain on derivative liability of $102,226, forgiveness of unrelated vendor payables of $275,000, and interest earned on cash and Investments held in the Trust Account of $553,641, partially offset by changes in operating assets and liabilities of $531,018 and the accretion of discount on related party loans of $103,089.

For the year ended December 31, 2024, there was cash provided by investing activities of $1,968,249, which was the result of proceeds from the Trust Account used for redemptions and tax payments in the amounts of $1,802,869 and $354,519, respectively, which was offset by the advances to the Trust Account of $189,139.

For the year ended December 31, 2023, there was cash provided by investing activities of $11,389,930, which was the result of cash proceeds from the Trust Account for redemptions and tax payments in the amounts of $10,657,185 and $853,261, respectively, offset by advances to the Trust Account of $120,516.

For the year ended December 31, 2024, net cash provided by financing activities was $1,047,131, which was a result of the proceeds from Liminatus promissory note of $2,850,000, offset by the redemption of Class A common stock of $1,802,869.

For the year ended December 31, 2023, net cash used in financing activities was $9,424,965, which was a result of Class A Common Stock that was redeemed in September 2023 in the amount of $10,358,754, the 2023 adjustment to share price for shares redeemed in December 2022 in the amount of $298,431, which was offset by net proceeds from the promissory note from a related party of $413,720 and the proceeds from the promissory note from Liminatus of $818,500.

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

Management has determined that if the Company is unable to complete a Business Combination or amend the Certificate of Incorporation by June 30, 2025 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IRIS ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Iris Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Iris Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 30, 2025. The Company entered into a Merger Agreement and Plan of Reorganization with a business combination target on November 30, 2022; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to June 30, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond June 30, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY
April 15, 2025

IRIS ACQUISITION CORP

BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets
Cash(1)	$65,343	$156,425
Restricted cash - held in Trust Account	739,195	—
Due from Sponsor	1,256	1,256
Franchise tax receivable	5,200	53,200
Prepaid expenses and other current assets	1,664	—
Total current assets	812,658	210,881
Cash and Investments held in Trust Account	2,016,274	4,291,332
Total Assets	$2,828,932	$4,502,213

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,613,095	$2,326,918
Due to related party	75,000	75,000
Class A common stock pending redemption (64,453 shares)	739,195	—
Income taxes payable	2,913	379,965
Excise tax payable	129,008	103,587
Derivative liability	—	2,202
Promissory notes - related party	1,453,720	1,452,381
Promissory note - Liminatus	3,668,500	818,500
Total current liabilities	8,681,431	5,158,553
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liability	357,400	376,444
Total Liabilities	18,698,831	15,194,997

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 174,477 and 406,609 shares at redemption value of $10.07 and $9.96 at December 31, 2024 and December 31, 2023, respectively	1,756,468	4,049,650

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 6,900,000 shares issued and outstanding (excluding 174,477 and 406,609 shares subject to possible redemption, respectively) at December 31, 2024 and December 31, 2023	690	690
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Extension deposits due from Sponsor	(160,677)	—
Additional paid-in capital	51,795	140,000
Accumulated deficit	(17,518,175)	(14,883,124)
Total Stockholders’ Deficit	(17,626,367)	(14,742,434)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$2,828,932	$4,502,213
(1)	As of December 31, 2024 and December 31, 2023, include $12,347 and $85,084, respectively of the restricted cash to be used for tax payments only.

The accompanying notes are an integral part of these financial statements.

IRIS ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2024	2023
Formation and operating costs	$(2,906,319)	$(2,577,946)
Forgiveness of unrelated vendor payables	—	275,000
Loss from operations	(2,906,319)	(2,302,946)

Other income (expense):
Unrealized gain on change in fair value of warrant liabilities	19,044	566,202
Unrealized gain on change in fair value of derivative liability	2,202	102,226
Interest income on investments held in Trust Account	137,717	553,641
Interest expense	(136,763)	(8,265)
Interest expense - related party	(1,339)	(103,089)
Total other income	20,861	1,110,715

Loss before provision for income taxes	(2,885,458)	(1,192,231)
Provision for income taxes	(18,841)	(33,987)
Net loss	$(2,904,299)	$(1,226,218)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	7,191,610	3,040,753
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.40)	$(0.15)
Basic and diluted weighted average shares outstanding, Class B common stock	—	4,971,781
Basic and diluted net loss per share, Class B common stock	$—	$(0.15)

The accompanying notes are an integral part of these financial statements.

IRIS ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A		Class B		Extension	Additional		Total
	Common Stock		Common Stock		deposits due	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	from Sponsor	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,900,000	$690	$—	$140,000	$(13,974,105)	$(13,833,415)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	—	420,786	420,786
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	(103,587)	(103,587)
Conversion of Class B common stock to Class A common stock	6,900,000	690	(6,900,000)	(690)	—	—	—	—
Net loss	—	—	—	—	—	—	(1,226,218)	(1,226,218)
Balance as of December 31, 2023	6,900,000	690	—	—	—	140,000	(14,883,124)	(14,742,434)
Deemed contribution for extension deposit from Sponsor	—	—	—	—	(160,677)	160,677	—	—
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(248,882)	—	(248,882)
Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	—	(25,421)	(25,421)
Recovery of excess redemptions - tax claim	—	—	—	—	—	—	294,669	294,669
Net loss	—	—	—	—	—	—	(2,904,299)	(2,904,299)
Balance as of December 31, 2024	6,900,000	$690	—	$—	$(160,677)	$51,795	$(17,518,175)	$(17,626,367)

The accompanying notes are an integral part of these financial statements.

IRIS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,904,299)	$(1,226,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(19,044)	(566,202)
Change in fair value of derivative liability	(2,202)	(102,226)
Forgiveness of unrelated vendor payables	—	(275,000)
Interest income on investments held in Trust Account	(137,717)	(553,641)
Accretion of discount on related party loans	1,339	103,089
Changes in operating assets and liabilities:
Franchise tax receivable	48,000	(53,200)
Prepaid expenses and other current assets	(1,664)	78,753
Franchise taxes payable	—	(447,133)
Income taxes payable	(377,052)	(159,858)
Accounts payable and accrued expenses	286,177	1,112,456
Net cash used in operating activities	(3,106,462)	(2,089,180)

Cash Flows from Investing Activities:
Proceeds from Trust Account for redemptions	1,802,869	10,657,185
Proceeds from Trust Account for tax payments	354,519	853,261
Extension deposits to Trust Account	(189,139)	(120,516)
Net cash provided by investing activities	1,968,249	11,389,930

Cash Flows from Financing Activities:
Redemption of Class A common stock	(1,802,869)	(10,657,185)
Proceeds from related party loan	—	400,000
Repayment of related party loan	—	(400,000)
Proceeds from promissory note - related party	—	533,720
Repayment of promissory note - related party	—	(120,000)
Proceeds from promissory note – Liminatus	2,850,000	818,500
Net cash provided by (used in) financing activities	1,047,131	(9,424,965)

Net Change in Cash	(91,082)	(124,215)
Cash, beginning of year	156,425	280,640
Cash, end of year	$65,343	$156,425

Supplemental disclosure of non-cash operating and financing activities:
Conversion of Class B common stock to Class A common stock	$—	$690
Remeasurement of Class A common stock subject to redemption value	$248,882	$420,786
Pending redemptions of Class A common shares	$739,195	$—
Derivative on promissory note - related party	$—	$104,428
Excise tax	$25,421	$103,587
Income taxes paid	$396,127	$193,845
Recovery of excess redemptions - tax claim	$294,669	$—
Deemed contribution for extension deposit from sponsor	$160,677	$—

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering described below (the “IPO”), and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses and the change in fair value of its warrants.

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

Following the closing of the IPO on March 9, 2021, $276,000,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, including the proceeds from the sale of the Private Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trustee”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. In December 2022, the Company instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing cash account. In September 2023, the Company further instructed the Trustee to move the funds held in the Trust Account to an interest bearing bank deposit program until the earlier of the consummation of a business combination or the liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay franchise taxes, the proceeds from the IPO and the sale of the Private Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 51 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 51 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially approximately $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters. As of December 31, 2024 and December 31, 2023, the income taxes payable of $248,523 and $241,682 represents the difference between the Class A common stock subject to possible redemption of $1,756,468 and $4,049,650, respectively and the Cash and Investments held in the Trust Account of $2,016,274 and $4,291,332, respectively presented on the balance sheets.

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

On December 26, 2024, the Company extended the time to complete the initial Business Combination to June 30, 2025 as described below (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

In January 2024, the Company recovered an excess redemption to shareholders in the amount of $294,669 for federal tax payments that were due.

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

On December 20, 2024, stockholders holding 64,453 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.47 per share, subject to adjustment for taxes payable from the trust account, for an aggregate redemption amount of approximately $739,195. Following such redemptions, 174,477 Public Shares will remain outstanding. The redemptions were settled on February 3, 2025.

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

Liminatus is an early stage single-asset biotech company focused on oncology. The company is looking to develop a next generation CD47 checkpoint inhibitor targeting various solid tumors. CD47 is a potent ‘do not eat me’ signal that enables cancer cells to evade detection by the immune system. The CD47 next generation antibody has shown to preferentially bind to immune cells, but negligibly to red blood cells and platelets without inducing destruction of red blood cells which is a key differentiating feature. The next generation of anti CD47 monoclonal antibodies have catalysed a resurgence of interest in the field. Currently IND enabling studies are underway to progress the asset into clinical trials.

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

On December 26, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the date by which the parties thereto can terminate the Business Combination Agreement to June 30, 2025.

On December 26, 2024, the parties amended the date by which the PIPE Investor can terminate the agreement to June 30, 2025.

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

Liquidity, Capital Resources and Going Concern

The Company consummated its IPO on March 9, 2021. As of December 31, 2024, the Company had $65,343 of cash in its operating bank account, which includes $12,347 of restricted cash to be used for tax payments only in its operating bank account, and working capital deficit of $7,868,773, respectively. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of December 31, 2024 and December 31, 2023, there were no Working Capital Loans outstanding. Additionally, the Company issued promissory notes to the Sponsor and Liminatus to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. As of December 31, 2024 and December 31, 2023, there was $1,453,720 and $1,452,381, respectively for the Promissory Notes - Related Party and $3,668,500 and $818,500 for the Promissory Note - Liminatus, respectively.

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

Management has determined that if the Company is unable to complete a Business Combination by June 30, 2025, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Business Combination Agreement provides that if the transaction is not closed by June 30, 2025, either party can terminate the Business Combination Agreement.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”).

Reclassification

Certain prior period amounts in the financial statements, pertaining to the Liminatus interest expense has been reclassified to conform to the current period presentation. The financial statements have otherwise been prepared on the same basis as the audited 2023 financial statements. The reclassification has no effect on net income, earnings per share, retained earnings, cash flows.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and December 31, 2023. As of December 31, 2024 and December 31, 2023, the Company had operating cash (i.e., cash held outside the Trust Account) of $65,343 and $156,425, respectively. As of December 31, 2024 and December 31, 2023, there were certain amounts that are restricted as they were withdrawn from the Trust Account for income tax payments, which totaled $12,347 and $85,084, respectively.

Cash and Cash Equivalents held in Trust Account

As of December 31, 2024 and December 31, 2023, the Company had a total of $2,016,274 and $4,291,332, respectively in the Trust Account held in money market funds cash equivalents. As noted above, on December 20, 2024 stockholders holding 64,453 shares properly exercised their right to redeem their shares. As of December 31, 2024 the stockholders have not been paid out, as such, the amount owed to the stockholders of approximately $739,195 is recorded on the balance sheets as Restricted Cash - held in Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of December 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Forgiveness of Unrelated Vendor Payables

The Company negotiated and certain vendors agreed to forgive outstanding payables. For the year ended December 31, 2023, the outstanding balance totaled $350,000 was settled for cash payments totaling $75,000. As the Company was unable to provide payment in full, a compromise for a one-time lump-payment was agreed upon for each vendor. For the year ended December 31, 2023, the Company recognized a gain for the forgiven of the outstanding payable of $275,000 which were recorded in the statements of operations.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as a component of temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value of $10.07 and $9.96 as of December 31, 2024 and December 31, 2023, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net loss
Numerator:
Net loss	$(2,904,299)	$—	$(465,349)	$(760,869)
Denominator:
Basic and diluted weighted average shares outstanding	7,191,610	—	3,040,753	4,971,781
Basic and diluted net loss per share	$(0.40)	$—	$(0.15)	$(0.15)

Debt Discount

The Company presents the debt discount in the balance sheets as a direct reduction from the carrying amount of debt and are amortized over the term of the related debt using the effective yield method. For the years ended December 31, 2024 and 2023, the Company accreted the debt discount for $1,339 and $103,089, respectively, which is included in interest expense - related party on the accompanying statements of operations.

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. federal jurisdiction, and is subject to federal examination by the federal taxing authorities. The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal 2024. For the year ended December 31, 2024, the Company recorded an excise tax on the redemption of stock.

Advances due from Sponsor

The Company accounts for advances due from the Sponsor as a contra equity balance unless payment has been received subsequent to year end. As of December 31, 2024 and December 31, 2023, the Company has $160,677 and $0 of extension deposit advances due from the Sponsor. See Note 5.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2024, this ASU became effective and the Company’s management adopted this ASU in its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The accounting pronouncement is not expected to have a material impact on the Company’s related disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran. The impact of these conflicts and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2024 and December 31, 2023, the Company recorded a total of $129,008 and $103,587 of excise tax liability calculated as 1% of the fair market value of the shares redeemed. The liability does not impact the accompanying statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. As of the filing date, the Company has not remitted payment.

The Company is currently evaluating its options with respect to payment of this obligation. As the Company was unable to timely pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or a portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024, until paid in full. The Company accrued a total of $12,085 recorded to interest expense on the statement of operations related to additional tax interest and penalties.

In early 2025, the U.S. government implemented new tariff measures impacting global trade. As a result, the Company anticipates continued uncertainty and volatility with respect to capital markets, the costs of materials and supply chains. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

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

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2024 and December 31, 2023, the common stock reflected on the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption at January 1, 2023	$15,127,621
Less: Remeasurement of carrying value to redemption value	(420,786)
Less: 2023 adjustment to share price for shares redeemed in December 2022	(298,431)
Less: Shares redeemed in September 2023	(10,358,754)
Class A common stock subject to possible redemption as December 31, 2023	4,049,650
Less: Shares redeemed in 2024	(2,542,064)
Plus: Remeasurement of carrying value to redemption value	248,882
Class A common stock subject to possible redemption as December 31, 2024	$1,756,468

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

In March 2023, unpaid fees amounting to $475, related to reimbursements due to sponsor, have been recorded under accrued expenses.

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

Promissory Notes - Related Party

On May 27, 2022, the Sponsor agreed to loan the Company up to $300,000 for working capital purposes. These loans are non-interest bearing, unsecured and are due on demand. As of December 31, 2024 and December 31, 2023, the outstanding note is due on demand.

On October 10, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $550,000 to Iris Acquisition Holdings LLC, the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $550,000 payable on demand. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of December 31, 2024 and December 31, 2023, the Company’s outstanding balance was $540,000 under this loan.

On December 20, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $750,000 to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $750,000, which was due the earlier of six months or the consummation of a business combination. As of December 31, 2024 and December 31, 2023, the Note is due and payable on demand. The Note does not bear interest. Upon the closing of a business combination, the Company shall pay an amount equal to 150% of the principal amount. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of December 31, 2024 and December 31, 2023, the Company’s outstanding balance was $613,720 under this loan. For the years ended December 31, 2024 and December 31, 2023, $28,463 and $120,515 of the total $613,720 outstanding balance was used for extension payments to the Trust Account, and the remaining balance was advanced for working capital purposes.

In accordance with ASC 815, the premium for the 150% of the principal upon a business combination was determined to be an embedded feature that is bifurcated from the notes and is recorded as derivative liability. Management used a probability weighted expected return model to estimate the fair value of the redemption features at issuance of the promissory note – related party and as of December 31, 2024 and December 31, 2023. As of December 31, 2024 and December 31, 2023, the fair value of the derivative liability was $0 and $2,202, respectively. The Company recorded a decrease in fair value of the derivative liability of $2,202 and $102,226 for the years ended December 31, 2024 and December 31, 2023, respectively. At issuance, the debt discount for derivative liability was $104,428. As of December 31, 2024 and December 31, 2023, the debt discount for derivative liability was $0 and $1,339, respectively. For the years ended December 31, 2024 and December 31, 2023, the Company recorded accretion of the debt discount of $1,339 and $103,089, respectively, which is included in interest expense - related party on the accompanying statements of operations.

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

At December 31, 2024 and December 31, 2023, the total balance outstanding on the promissory notes - related party amounted to $1,453,720 and $1,452,381, respectively, which are net of the debt discount of $0 and a $1,339, respectively.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. During the year ended December 31, 2023, the Company obtained proceeds of $400,000 from the Sponsor to use for the payment of vendors. Before these proceeds were disbursed to vendors, Management decided to repay the outstanding balance in full. As of December 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

In addition, in order to fund the extension payments, the Sponsor or its designees has agreed to loan to the Company the lesser of: (x) $50,000 and (y) $0.035 per month for each public share that is not redeemed (the “Extension Payments Loan”). During March 2024, the agreed Extension Payments Loan payments were updated to the lesser of: (x) $30,000 and (y) $0.06 per month for each public share that is not redeemed. During September 2024, the agreed Extension Payments Loan payments were updated to the lesser of: (x) $17,000 and (y) $0.06 per month for each public share that is not redeemed. The Extension Payments Loan will only be made on a month-to-month basis at the end of every month and until the consummation of the business combination transaction. The amount of the Extension Payments Loan will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of an initial business combination, in cash, at the option of the Sponsor. As of December 31, 2024, the Company had $160,677 recorded as Extension deposits due from Sponsor on the accompanying balance sheet for unfunded extension payments from the Sponsor that were funded by the Company.

On July 24, 2024, Hana Immunotherapeutics, LLC, an affiliate of Chris Kim, the Chief Executive Officer of Liminatus, agreed to loan Gaius Investment Partners (“Gaius”), the buyer of the managing member of the Company’s Sponsor, Columbass Limited (“Columbass”), approximately $1.216 million to facilitate Gaius’ acquisition of Columbass. As a result of the Acquisition, the former managing member, Columbass Limited, resigned as managing member of the Sponsor on October 30, 2024, and Iris Equity Holdings LLC was appointed as managing member of the Sponsor.

Advances due from Sponsor

The Company accounts for advances due from the Sponsor as a contra equity balance unless payment has been received subsequent to period end. As of December 31, 2024 and December 31, 2023, the Company has $160,677 and $0 of extension deposit advances due from the Sponsor.

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

For the year ended December 31, 2024, the Company incurred $200,000 for the administrative support agreement, which is included in formation and operating costs on the statements of operations.

NOTE 6. PROMISSORY NOTE - LIMINATUS

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Interest on the Note compounds annually and accrues on each unpaid Advance made under this Note at the rate of 5% per annum. On February 28, 2024, the Liminatus unsecured promissory note was amended and restated to increase the aggregate principal amount to up to $2,500,000, and add advances that occurred under the note. On August 2, 2024, the Liminatus unsecured promissory note was amended and restated to increase the aggregate principal amount to up to $3,500,000, and add advances that occurred under the note. On November 27, 2024, the Liminatus unsecured promissory note was amended and restated to increase the aggregate principal amount to up to $5,000,000, and add advances that occurred under the note. As of December 31, 2024 and December 31, 2023, the Company’s outstanding balance was $3,668,500, and including $818,500 respectively. For the years ended December 31, 2024 and December 31, 2023, the Company recorded interest expense of $119,843 and $8,265, respectively, which is included within interest expense on the statements of operations and accounts payable and accrued expenses on the balance sheets. For the year ended December 31, 2024, total outstanding accrued interest is $128,108.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the shares of Class A common stock underlying such Private Warrants (iii) the PIPE Shares issuable pursuant to the PIPE Equity Subscription Agreement, and (iv) Private Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement to be signed prior to or on the Effective Date. The holders of these securities are entitled to make up to three demands, excluding Form S-3 demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to an underwriting discount of 2% (or $5,520,000) of the gross proceeds of the IPO and deferred underwriting discount of 3.5% (or $9,660,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

On October 11, 2023, the Company executed a Fee Reduction Agreement with the underwriters to reduce the deferred underwriting discount of $9,660,000 to $8,000,000 in the event that the business combination with Liminatus is consummated. Pursuant to the terms of the agreement, the reduced deferred underwriting discount shall be payable by the Company to the underwriters in $1,000,000 cash and $7,000,000 of the common equity securities of the public entity that survives the transaction. As of December 31, 2024, the deferred underwriting discount of $9,660,000 has not been reduced to $8,000,000 because the release of the payable will occur upon the consummation of the business combination with Liminatus.

Capital Markets Advisory Agreement

On July 19, 2024, the Company entered into a capital markets advisory agreement with Benjamin Securities, Inc. and Liminatus Pharma, LLC to perform certain services for the Company and Liminatus Pharma, LLC. At the time of the agreement signing $125,000 was owed to Benjamin Securities, Inc. as a deposit, with an additional $485,000 owed at consummation of the business combination. The Company and Benjamin Securities, Inc. subsequently amended the agreement shortly after execution to delay the services provided until the business combination becomes effective. As such, no obligations are owed to Benjamin Securities, Inc. until the business combination becomes effective.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Class A common stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2024 and December 31, 2023, there were 7,074,477 and 7,306,609, respectively, shares issued and outstanding, of which 174,477 and 406,609 are subject to possible redemption, respectively.

Class B common stock—The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. At both December 31, 2024 and December 31, 2023, there were no shares of Class B common stock outstanding.

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

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets (liability) at December 31, 2024 and December 31, 2023 are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax asset:
Startup expenses	$1,480,938	$1,041,535
Accrued Interest	29,490	7,307
Total deferred tax asset	1,510,428	1,048,842
Valuation allowance	(1,510,428)	(1,048,842)
Deferred tax asset, net of allowance	$—	$—

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

The income tax provision for the years ended December 31, 2024 and December 31, 2023 consists of the following:

	December 31,	December 31,
	2024	2023
Federal
Current	$18,841	$33,987
Deferred	(461,586)	(411,035)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	461,586	411,035
Income tax provision	$18,841	$33,987

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and December 31, 2023, the change in the valuation allowance was $461,586 and $411,035, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2024 and December 31, 2023 are as follows:

	December 31,	December 31,
	2024	2023
Provision/(Benefit) at Statutory Rate	21.00%	21.00%
State Tax Provision/(Benefit) net of federal benefit	—%	—%
Permanent differences:
Change in fair value of Warrant Liability	0.15%	9.98%
Prior year adjustments	—%	20.83%
Other permanent items	(0.23)%	(0.62)%
Acquisition Facilitative Expenses	(5.55)%	(19.54)%
Change in valuation allowance	(16.02)%	(34.50)%
Income Tax Provision/(Benefit)	(0.65)%	(2.85)%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to federal examination.

NOTE 10. RECURRING FAIR VALUE MEASUREMENTS

As of December 31, 2024 and December 31, 2023, the Company’s warrant liabilities were valued at $357,400 and $376,444, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

The following table presents fair value information as of December 31, 2024 and December 31, 2023 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Cash equivalents held in Trust Account:	$2,016,274	$2,016,274	$—	$—
Restricted cash – held in Trust Account	739,195	739,195	—	—
Liabilities:
Public Warrants	207,000	207,000	—	—
Private Warrants	150,400	—	—	150,400
December 31, 2023
Assets:
Cash equivalents held in Trust	4,291,332	4,291,332	—	—
Liabilities:
Public Warrants	207,690	207,690	—	—
Private Warrants	168,754	—	—	168,754
Derivative liability	$2,202	$—	$—	$2,202

Measurement - The Company established the initial fair value for the warrants on March 9, 2021, the date of the consummation of the IPO. On December 31, 2024 and December 31, 2023, the fair value was remeasured. In May 2021, the Public Warrants were separately traded in the open market and the valuation for the Public Warrants was based on unadjusted quoted prices at December 31, 2024 and December 31, 2023. For December 31, 2024 and December 31, 2023, the Company used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement, December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.19%	4.91%
Expected term (years)	0.80	0.87
Expected volatility	—%	5.7%
Stock Price	$11.22	$10.33
Exercise Price	$11.50	$11.50

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

December 31, 2023
Risk-free rate for debt	4.39 - 5.56%
Expected term (years)	0.25 - 0.52
Likelihood of completing a business combination	8.88 - 11.68%

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

The change in the fair value of the warrant and derivative liabilities classified as Level 3 for the year ended December 31, 2024 and 2023 is summarized as follows:

	Warrant Liabilities	Derivative Liability
Fair value at December 31, 2022	$418,246	$—
Issuance of derivative liability	—	104,428
Change in fair value	(249,492)	(102,226)
Fair value at December 31, 2023	$168,754	$2,202
Change in fair value	(18,354)	(2,202)
Fair value at December 31, 2024	$150,400	$—

NOTE 11. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the investments held in the Trust Account.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company is a single segment entity. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2024	December 31, 2023
Cash	$65,343	$156,425
Cash and Investments held in Trust Account	$2,016,274	$4,291,332

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Other general and administrative expenses	$1,909,768	$1,231,012
Professional services fees in connection with Business Combination	996,551	1,071,934
Total operating expenses	$2,906,319	$2,302,946

Interest income on investments held in Trust Account	$137,717	$553,641

The key measures of segment profit or loss reviewed by the CODM are interest earned on investments held in Trust Account and operating and formation costs. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the operating expenses, the CODM specifically reviews professional service fees in connection with the Business Combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other general and administrative expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

IRIS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the below that would have required adjustment or disclosure in the financial statements.

On January 7, 2025, the Company obtained additional advances under the Liminatus unsecured promissory note of $250,000, which resulted in a total outstanding principal balance of $3,918,500.

On February 3, 2025, the Company paid $739,195 to the shareholders whom redeemed their shares on December 20, 2024.

On February 3, 2025, the Company withdrew $15,000 from the Trust account for the payment of taxes.

On February 13, 2025, the Company obtained additional advances under the Liminatus unsecured promissory note of $125,000 which resulted in a total outstanding principal balance of $4,043,500.

On March 4, 2025, stockholders holding 59,844 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.74 per share, for an aggregate redemption amount of approximately $702,359.

On March 7, 2025, the Company obtained additional advances under the Liminatus unsecured promissory note of $200,000 which resulted in a total outstanding principal balance of $4,243,500.

On March 31, 2025, the Board of Directors extended the date by which the Company must complete a Business Combination to June 30, 2025.

On April 3, 2025, the Company obtained additional advances under the Liminatus unsecured promissory note of $200,000 which resulted in a total outstanding principal balance of $4,443,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2024, related to: (1) the difficulty we experienced in our accounting for complex financial instruments, (2) the lack of controls needed to assure that we are maintaining compliance with income tax regulations, including the timely filing of complete and accurate income tax returns, (3) the lack of controls needed to assure the preparation of complete and accurate financial statement disclosures, (4) controls over income tax accounting, including those needed to identify, reconcile and properly account for difference between our book income tax provision and tax returns are ineffective, and (5) lack controls needed to identify related party transactions, including, but not limited to, transactions involving our Sponsor and members of our Sponsor. The Company has begun to develop a remediation plan which is more fully described below.

After identifying the material weaknesses, we have commenced our remediation efforts by taking the following steps:

•	We have expanded and improved our review process for complex securities and related accounting standards.
•	We have increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.
•	We plan to hire consultants to prepare and complete the filing of our tax returns.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2024 based on the material weaknesses described above, we believe that our condensed financial statements contained in this quarterly report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

ITEM 9B. OTHER INFORMATION.

During the fourth quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Sumit Mehta	42	Chief Executive Officer
Lisha Parmar	40	Chief Financial Officer
Omkar Halady	40	Vice President
Rohit Nanani	50	Director
Richard Peretz	63	Independent Director
Manish Shah	52	Independent Director
Nicholas Fernandez	41	Independent Director

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

Lisha Parmar has served as our Chief Financial Officer since 2022. Ms. Parmar is a seasoned financial services professional with over 13 years of experience in Asset Management, Corporate Finance, M&A and Private Equity advisory across sectors such as high growth technology, consumer care, automobile, real estate, insurance and hospitality in global markets. Ms. Parmar is currently a Vice President at Arrow Capital, where she leads origination, strategy, structuring, due-diligence and closing of buy-side and sell-side M&A advisory, Private Debt and Equity Fund raising and capital market advisory transactions including working closely with Companies and Founders on driving business growth and value post transaction. Prior to Arrow, Ms. Parmar served as a Senior Associate at Daman Investments from 2017 to 2019, one of the leading investment companies in Dubai and family/ investment office of the Gargash Group in their Deal Structuring & Advisory Division. Ms. Parmar started her career with J.P. Morgan & Co in 2009 where she spent 7 years in J.P. Morgan Global Asset Management, responsible for portfolio management, research and investment analytics of Real Estate and Global Equities Fund Strategies with collectively $100+ billion in client assets. Ms. Parmar received her Masters in Management Studies in Finance from University of Mumbai and is currently pursuing a CFA designation.

Omkar Halady has served as our Vice President since 2022. Mr. Halady has over 11 years of experience in M&A, Private Equity and transactional advisory across sectors such as education, hospitality, healthcare, technology, FMCG and food & beverage. He has worked closely with founders of tech-driven businesses advising on growth strategy, fund raising and improving overall operations of company, guiding them through their growth journey. Mr. Halady is currently serving as a Senior Associate at Arrow Capital since 2021, responsible for buy-side and sell-side advisory transactions. Prior to Arrow, Mr. Halady worked as a consultant in various GCC based private consulting firms such as Ideal Management Consultants (UAE based Consulting Firm) and Falak Consulting (Bahrain based Consulting Firm) between 2013-2021. Mr. Halady has also served in various analytical roles at Ernst & Young from 2010 – 2013. Mr. Halady holds a Bachelors of Commerce from Periyar University.

Rohit Nanani is the Founder and CEO of Arrow Capital, which he founded in 2016, a leading boutique asset manager and investment advisory firm. Mr. Nanani has a proven track record as an international banker with 20+ years of experience in global financial markets. He has held several executive positions across notable global institutions, including as a Managing Director with Barclays Bank Plc (DIFC — Dubai), starting in 2013, and heading the GSAC (South Asian Clients) business and as Executive Director at UBS Singapore, having clientele across South East Asia, Middle East, Africa and UK. Prior to his private banking experience, Mr. Nanani spent ten years with global institutions such as ABN AMRO and Bank of Nova Scotia in India in the Corporate Banking business. His rich and varied experience across corporate banking and private banking gives him an advantage in providing holistic advisory services to ultra-high net worth clients and large family offices. Mr. Nanani has served on the Board of Iris Acquisition Corp. since 2021. Mr. Nanani was selected to serve as a director because of his experience as Founder and CEO of Arrow Capital, and his experience in investment banking.

Nicholas Fernandez has almost 20 years of experience across operations, accounting and finance. Mr. Fernandez has been with Athanor Capital, a hedge fund, since December 2019, most recently serving as Chief Operating Officer and Chief Financial Officer. Mr. Fernandez has chaired the Valuation Committee in addition to sitting on the Management Committee. Previously, he was the Chief Financial Officer of the Asset Management and Alternative Investments Divisions of Jeffries LLC, a global bulge bracket investment bank, from February 2017 to April, 2019. Prior to that, Mr. Fernandez worked at a variety of alternative investment managers in several capacities, progressing from a Fund Accountant to a Controller/Director of Operations. He started his career in public accounting with Ernst & Young in their Financial Services Office in New York, in their asset management practice with a concentration/serving Hedge, Private Equity and Venture Funds, as well as consulting. Mr. Fernandez earned a BS in Accounting and Finance with a minor in Business Administration from the University at Albany, SUNY. Mr. Fernandez holds an active Certified Public Accountant License in the state of New York. Mr. Fernandez has served on the Board of Iris Acquisition Corp. since 2024. Mr. Fernandez was selected to serve as a director because of his experience in investment management, accounting and finance.

Richard Peretz retired as the chief financial officer and treasurer of UPS, which he served from 2015 to 2020. Mr. Peretz was responsible for Global Finance activities at UPS. He also served as a member of the UPS Management Committee, setting strategy for long-term growth including the current capital structure realignment and transformation initiatives. Mr. Peretz was also responsible for UPS’s Initial Public Offering in 1999, at the time the largest in U.S. history. Prior to being named CFO, Mr. Peretz held various leadership positions at UPS, including corporate controller and treasurer from 2007-2015. Mr. Peretz currently serves as a director and chairman of the audit committee for Altus Power Inc. (NYSE: AMPS) and as executive chairman of Semper Paratus Acquisition Corp., a special purpose acquisition company (NASDAQ: LGST). Mr. Peretz has an MBA from Emory University and holds a Bachelors of Business Administration from The University of Texas (San Antonio). Mr. Peretz has served on the Board of Iris Acquisition Corp. since 2021. Mr. Peretz was selected to serve as a director because of his extensive experience at a public company.

Manish Shah has a multi-decade career as an investor, operator and banker, including experience at Morgan Stanley and Bear Stearns’ Technology investment banking groups and as a senior executive of a Nasdaq listed optical networking company. Since leaving Bear Stearns in 2006, he has invested his family’s capital in real estate and to sponsor a private investment platform, The London Fund, for growth companies, is a Senior Managing Director at Palladius Capital Management, a real estate asset management company, and is a Principal at Two Kings Mgmt LLC, a family office. Manish graduated from Yale University and Harvard University Law School. He has served as a founding board member for Yale’s Jackson School for Global Affairs and a member of Harvard’s Alumni Real Estate Board. He served as an independent director on the board of Everyrealm. Mr. Shah has served on the Board of Iris Acquisition Corp. since 2022. Mr. Shah was selected to serve as a director due to his extensive experience in investment banking.

Number and Terms of Office of Officers and Directors

Our Board consists of four members and is divided into two classes with only one class of directors being elected in each year, and with each class serving a two-year term. All directors will serve until the closing of our business combination, which is expected to occur by April 31, 2025.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

Our Board has determined that Messrs. Peretz, Shah and Fernandez are “independent directors” as defined in the Nasdaq listing standards and the applicable OTC and SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our directors has received any cash compensation for services rendered to us. Subsequent to the closing of our initial public offering, Iris began paying a then-affiliate of our sponsor, Tribe, a total of $10,000 per month for office space, secretarial and administrative services (the “Services”) provided to members of Iris’s management team until Tribe withdrew as a member of our sponsor in July 2022. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. On August 30, 2024, the Company amended the Agreement with Arrow. In exchange for the Services mentioned above, the Company will pay to Arrow $30,000 per month, beginning September 1, 2024, and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.

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

•	such other matters as are assigned to the audit committee by the Board pursuant to its charter or as mandated under applicable laws, rules and regulations (including the Exchange Act).

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or listing rules. In accordance with Rule 5605 of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Peretz, Shah and Fernandez. In accordance with Rule 5605 of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics our audit committee and compensation committee charters as exhibits to this annual report. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form S-1 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Based solely upon a review of Forms 3 furnished to the Company during the most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers and directors during the fiscal year ended December 31, 2024, other than a Form 3 for Mr. Fernandez.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by us, our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

As of April 4, 2025, there were 7,074,477 shares of Class A common stock and issued and outstanding.

	Number of Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Common Stock
Iris Acquisition Holdings LLC (our sponsor)(2)	6,900,000	97.5%
Moore Capital Management, LP(3)	100,000	1.4%
Sumit Mehta(4)	—	—
Lisha Parmar(4)	—	—
Omkar Halady(4)	—	—
Rohit Nanani(4)	—	—
Richard Peretz(4)	—	—
Nicholas Fernandez(4)	—	—
All executive officers and directors as a group (7 individuals)	6,900,000	97.5%

(1) Unless otherwise noted, the business address of each of the following is at 3rd Floor Zephyr House, 122 Mary Street, George Town, PO Box 10085, Grand Cayman KY1-1001.

(2) Iris Acquisition Holdings LLC, our sponsor, is the record holder of the shares reported herein. Iris Equity Holdings LLC is the managing member of our sponsor. Our sponsor is owned by two Cayman private equity funds: Arrow Multi-Asset Fund SPC – SP 4 and Arrow Multi-Asset Fund SPC – SP 6, and Iris Equity Holdings LLC. In its role as managing member, Iris Equity Holdings LLC possesses sole voting and investment power over the Iris Class A Shares held by our sponsor. The natural person who has voting and/or investment power over the shares held by the sponsor is Joon Seok Yoo. Interests shown consist solely of founder shares, which were initially classified as Class B common stock. Such shares were converted into shares of Class A common stock on September 25, 2023.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for Marcum LLP for audit fees for the year ended December 31, 2024 and December 31, 2023 were approximately $113,883 and $182,310, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. The aggregate audit related fees for Marcum LLP for the year ended December 31, 2024  and December 31, 2023 were approximately $82,400 and $123,600, respectively.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the years ended December 31, 2023 and December 31, 2024, Marcum LLP did not render any tax services.

All Other Fees. All other fees consist of fees billed for all other services. For the years ended December 31, 2023 and December 31, 2024, Marcum LLP did not render any other services.

Pre-Approval Policy

The audit committee pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART II. OTHER INFORMATION

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

2.2*	Amendment to Business Combination Agreement, dated as of June 1, 2023, by and among the Company, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.3*	Second Amendment to Business Combination Agreement, dated as of August 14, 2023, by and among Acquisition Corp, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.4*	Third Amendment to Business Combination Agreement, dated as of March 9, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.5*	Fourth Amendment to Business Combination Agreement, dated as of July 19, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.6*	Fifth Amendment to Business Combination Agreement, dated as of August 16, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.7*	Sixth Amendment to Business Combination Agreement, dated as of October 23, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
2.8*	Seventh Amendment to Business Combination Agreement, dated as of December 26, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp. and Liminatus Pharma, LLC.
3.1*	Certificate of Incorporation.
3.2*	Form of Amended and Restated Certificate of Incorporation.
3.3*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tribe Capital Growth Corp I.
3.4*	Second Amendment to the Amended and Restated Certificate of Incorporation.
3.5*	Third Amendment to the Amended and Restated Certificate of Incorporation.
3.6*	Fourth Amendment to the Amended and Restated Certificate of Incorporation.
3.7*	Fifth Amendment to the Amended and Restated Certificate of Incorporation.
3.8*	Sixth Amendment to the Amended and Restated Certificate of Incorporation.
3.9*	Amended and Restated Bylaws.
4.1*	Specimen Unit Certificate.
4.2*	Specimen Class A Common Stock Certificate.
4.3*	Specimen Warrant Certificate.
4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.
4.5*	Description of Securities.
10.1*	Form of Letter Agreement among the Registrant, Tribe Arrow Holdings I LLC and each of the executive officers and directors of the Registrant.
10.2*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
10.3*	Form of Registration Rights Agreement among the Registrant, Tribe Arrow Holdings I LLC and the Holders signatory thereto.
10.4*	Form of Private Placement Warrants Purchase Agreement between the Registrant and Tribe Arrow Holdings I LLC.
10.5*	Form of Private Placement Warrants Purchase Agreement between the Registrant and Cantor Fitzgerald & Co.
10.6*	Form of Indemnity Agreement.
10.7*	Promissory Note issued to Tribe Arrow Holdings I LLC.
10.8*	Securities Subscription Agreement between the Registrant and Tribe Arrow Holdings I LLC.
10.9*	Form of Administrative Support Agreement between the Registrant and Tribe Capital Markets LLC.
10.10*	PIPE Commitment Agreement between the Registrant and Arrow Capital.

10.11*	Sponsor Support Agreement, dated November 30, 2022, by and among Iris Acquisition Corp, Liminatus Pharma, LLC and Iris Acquisition Holdings LLC.
10.12*

Lock-Up Agreement, dated November 30, 2022, by and among Iris Parent Holding Corp., Iris Acquisition Holdings LLC, Consonatus LLC, Car-Tcellkor Inc., Curis Biotech Holdings LLC and Ewon Confortech Co., Ltd.

10.13**	Waiver and Consent, dated August 9, 2024, by and between Iris Parent Holding Corp. and Iris Acquisition Holdings LLC.
10.14**	Amended and Restated Waiver and Consent, dated January 2, 2025, by and between Iris Parent Holding Corp. and Iris Acquisition Holdings LLC.
10.15*	PIPE Subscription Agreement, dated November 28, 2022, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.16*	First Amendment to PIPE Subscription Agreement, dated August 14, 2023, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.17*	Second Amendment to PIPE Subscription Agreement, dated March 9, 2024, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.18*	Third Amendment to PIPE Subscription Agreement, dated July 23, 2024, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.19*	Fourth Amendment to PIPE Subscription Agreement, dated August 16, 2024, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.20*	Fifth Amendment to PIPE Subscription Agreement, dated October 31, 2024, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.21*	Sixth Amendment to PIPE Subscription Agreement, dated December 26, 2024, by and among Iris Acquisition Corp and Iris Parent Holding Corp.
10.22*	Sponsor Forfeiture Agreement, dated November 30, 2022, by and between Iris Acquisition Holdings LLC and Iris Acquisition Corp.
10.23*

Form of Amended and Restated Registration Rights Agreement, by and among, Iris Acquisition Corp, Iris Parent Holding Corp, Iris Acquisition Holdings LLC, Cantor Fitzgerald & Co. and certain other parties thereto.

10.24*	Convertible Note Subscription Agreement, dated November 30, 2022, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.25*	First Amendment to Convertible Note Subscription Agreement, dated August 14, 2023, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.26*	Second Amendment to Convertible Note Subscription Agreement, dated March 9, 2024, by and
10.27*	Termination Agreement to Convertible Note PIPE, dated July 23, 2024, by and among Iris Acquisition Corp, Iris Parent Holding Corp., and the PIPE Subscriber.
10.28*	Form of Convertible Note.
10.29*	Promissory Note issued to Tribe Arrow Holdings I LLC
10.30*	Promissory Note Issued to Iris Acquisition Holdings LLC
10.31*	Promissory Note issued to Iris Acquisition Holdings LLC
10.32*	Promissory Note issued to Iris Acquisition Holdings LLC
10.33*	First Amended and Restated Promissory Note
10.34*	Second Amended and Restated Promissory Note, dated August 2, 2024, by and between Iris Acquisition Corp and Liminatus Pharma, LLC.
10.35*	Administrative Support Agreement.
10.36**	Letter Agreement.
14**	Code of Ethics.
19**	Insider Trading Policy.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Iris Acquisition Corp Clawback Policy.
99.1*	Audit Committee Charter.
99.2*	Compensation Committee Charter.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Calculation Linkbase.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase.
101.PRE	XBRL Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Iris Acquisition Corp

Date:	April 15, 2025	By:	/s/ Sumit Mehta
Name:Sumit Mehta
Title:Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sumit Mehta	Chief Executive Officer	April 15, 2025
Sumit Mehta	(Principal Executive Officer)

/s/ Lisha Parmar	Chief Financial Officer	April 15, 2025
Lisha Parmar	(Principal Financial and Accounting Officer)

/s/ Omkar Halady	Vice President	April 15, 2025
Omkar Halady

/s/ Rohit Nanani	Director	April 15, 2025
Rohit Nanani

/s/ Richard Peretz	Director	April 15, 2025
Richard Peretz

/s/ Manish Shah	Director	April 15, 2025
Manish Shah

/s/ Nicholas Fernandez	Director	April 15, 2025
Nicholas Fernandez